Form 10QSB
period 2007-10-31
Rolling Technologies, Inc.
filed 2007-12-11
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-146139

Rolling Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Penthouse, Menara Antara No. 11, Jalan Bukit Ceylong, Kuala Lumpur 50200
(Address of principal executive offices)

012-377-0130
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of December 6, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of October 31, 2007;

F-2	Statements of Operations for the three months ended October 31, 2007 and period from July 27, 2007 (Inception) to October 31, 2007;

F-3	Statements of Stockholders’ Equity for period from July 27, 2007 (Inception) to October 31, 2007;

F-4	Statements of Cash Flows for the three months ended October 31, 2007 and period from July 27, 2007 (Inception) to October 31, 2007;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of October 31, 2007

ASSETS

Current Assets
Cash and equivalents	$-0-
Prepaid expenses	2,000

TOTAL ASSETS	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$-0-

Stockholders’ Equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Additional paid-in capital	40,850
Deficit accumulated during the development stage	(41,000)
Total stockholders’ equity	2,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended October 31, 2007
Period from July 27, 2007 (Inception) to October 31, 2007

	Three Months Ended October 31, 2007	Period from July 27, 2007 (Inception) to October 31, 2007
Revenues	$-0-	$-0-

Expenses :
Professional fees	37,000	41,000

Net Loss	$(37,000)	$(41,000)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from July 27, 2007 (Inception) to October 31, 2007

	Common stock Shares Amount		Additional paid-in capital	Deficit accumulated during the development stage	Total

Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000

Net loss for the period	-			(4,000)	(4,000)

Balance, July 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the period	-	-	-	(37,000)	(37,000)

Balance, October 31, 2007	2,150,000	$2,150	$40,850	$(41,000)	$2,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended October 31, 2007
Period from July 27, 2007 (Inception) to October 31, 2007

	Three Months Ended October 31, 2007	Period From July 27, 2007 (Inception) to October 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,000)	$(41,000)
Change in non-cash working capital items
Prepaid expenses	2,000	(2,000)
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	43,000
NET INCREASE IN CASH	(35,000)	-0-

Cash, beginning of period	35,000	-0-
Cash, end of period	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-
Income taxes paid	$-0-	$-0-

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Rolling Technologies, Inc. (“Rolling”) is a development stage company and was incorporated in Nevada on July 27, 2007. The Company is developing a kind of car top carriers. Rolling operates out of office space owned by a director and stockholder of the Company. The facilities are provided at no charge. There can be no assurances that the facilities will continue to be provided at no charge in the future.

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Rolling considers all highly liquid investments with maturities of three months or less to be cash equivalents. At October 31, 2007 the Company had $-0- of cash.

Fair Value of Financial Instruments

Rolling’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Rolling does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - PREPAID EXPENSES

Prepaid expenses at October 31, 2007 consisted of an advance retainer paid to the firms outside independent auditors for services to be rendered for future periods.

NOTE 3 - INCOME TAXES

For the period ended October 31, 2007, Rolling has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $41,000 at October 31, 2007, and will expire in the year 2027.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2007

NOTE 3 - INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$14,000
Valuation allowance	(14,000)
Net deferred tax asset	$-

NOTE 4 - LIQUIDITY AND GOING CONCERN

Rolling has limited working capital and has not yet received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Rolling to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We were formed as a Nevada corporation, “Rolling Technologies Inc.,” on July 27, 2007. Our principal executive offices are located at 50 West Liberty Street, Suite 880, Reno, NV 89501. Our phone number is (012) 377-0130. Our operations office in Malaysia is located at Penthouse, Menara Antara, No. 11, Jalan Bukit Ceylong, Kuala Lumpur 50200, Kuala Lumpur Malaysia.

We are a development stage company and have not generated any sales to date. We are in the process of developing a portable, light-weight car-top carrier (our “Product”) that combines the strength of a box carrier with the convenience of a bag carrier (See Figure 1) for a retail price of under $50. Our current Product has two support frames (See Figure 2), an outer (1) and an inner frame (2), to provide the structure and strength of a traditional box carrier. The outer frame has several cross-bars (3) and the inner frame has several bushings (4), which fit together upon assembly and installation. This combines the structural support of the inner and outer frames to provide for maximum strength and weight-bearing ability. The entire unit is attached to the car top by strong magnets (6), which are connected to the outer frame. Ease of storage is enhanced by hinges in the middle of the frame (5), allowing users to fold the entire unit in half lengthwise in lieu of, or in addition to, removing the outer frame cross-bars from the inner frame bushings. Upon disassembly, which we anticipate will be quick, easy, and require no technical or mechanical sophistication, the Product can then be transported or stored in the accompanying luggage bag, requiring very little space

Our Product is being designed specifically for the Asian market. One of the variables influential in the development of our Product is the fact that very few cars in Asia are equipped with roof racks by the manufacturer, so we needed to design our Product for easily installation in the absence of a roof rack. Thus, our Product can be attached to a vehicle using strong magnets, so no roof rack is necessary. We have not yet determined whether we will use permanent magnets or electromagnets for this purpose, nor have we determined the magnetic field strength required to safely and securely keep our Product attached to a car top while experiencing the drag associated with speeds up to 200 kph. These variables are being addressed as we continue to develop the final model of our Product.

Also, because our Product doesn’t rest directly on the roof of the vehicle and the weight is distributed across several contact points, it can withstand a greater amount of weight than traditional carriers that apply the force of their weight to the luggage rack, which determines the maximum load. Our current research and development efforts include maximizing the carrying load of our Product. Another factor in the weight load is the material used for the inner and outer frames. We are experimenting with different alloys and plastics to find the best combination of strength and cost-effectiveness for our Product. Final Product weight will also be a factor in determining the material we use for the Product frame.

Figure 1

Figure 2

Plan of Operation in the Next Twelve Months

Product Development

We intend to continue to develop and refine the prototype of our Product over the coming months. We plan to conduct research and make decisions regarding the best material to use for the inner and outer frames, determine the amount of magnetic force required to keep our Product safely attached to a customer’s vehicle, and decide on what type of magnet to use to attach our Product to our customers’ vehicles. Our goal is to achieve the highest quality product at the lowest possible production cost. We expect to incur roughly $10,000 on Product Research and Development over the next twelve months.

Production

We currently do not have any manufacturing facilities. We intend to negotiate with industrial plastics or aluminum shops or manufacturers to product the pieces of our frame in bulk quantities. When we receive a large order, we will have the manufacturer with whom we have negotiated a contract to deliver the pieces of frame to our order fulfillment facility in Malaysia. The pieces of the frame will be designed to fit together easily, as well as fit the magnets. By packing the pieces of the frame with the magnets that we plan to order from a separate supplier into our proprietary packaging, we will provide each customer with our easy-to-assemble Product in a reasonably small package and with a minimum requirement of manpower at our shipping facility. We may determine to contract with an order fulfillment company to provide this final order fulfillment and shipping service in order to minimize our required investment in facilities and employees. We have already contacted several material suppliers in Malaysia, and we have begun negotiations with two of them.

Marketing and Sales

The goal of our company is for our car-top carrier to become the leading roof-top luggage carrier product in Asia. In order to achieve our goal, we intend to complete the development of our initial product and introduce our product to the automobile industry within the next twelve months.

We intend to sell our product in wholesale orders to large automobile companies, automobile retailers, automobile accessory retailers, and general retailers. Upon receiving a wholesale order, we will arrange for shipment of the product materials to our order fulfillment facility for packaging and shipping. We anticipate that wholesale orders will be fulfilled within five business days of placing the order to the material supplier. Our product will arrive at the customer in disassembled kits, with easy-to-follow instructions for production and assembly. As a result, production of our car-top carriers will not require any special assembly facility or equipment.

To increase consumer awareness of our product among our potential customers, specifically the automobile and automobile accessories industries, we intend to specifically engage in the following:

•
Attending National and Regional Automobile Promotions, Events and Conferences: These are events and conferences managed by regional and national automobile organizations to promote new automobile products and technology. We plan to introduce our products to the automobile merchants, retailers and wholesalers in attendance at these events. These events will also include trade meetings and promotional events and related seminars and conferences.

•
Developing Direct Marketing Programs to Attract Retailers: We intend to market directly to retailers by hosting and conducting seminars, by purchasing online advertisements, and through traditional media outlets such as newspapers and trade publications.

•
Offering Special Promotions: Initially, we intend to offer special promotions to a few major automobile retailers by supplying them with a limited amount of our Product for sale or distribution to their general customers. Based on customer feedback, we anticipate these retailers will begin placing regular, wholesale orders with our company.

•
Engaging in Product Demonstrations: We intend to send members of our sales team to various automobile supply stores and dealerships to conduct live demonstrations of our product, including assembly, installation, and disassembly.

Sales Personnel

In the short term, we intend to use the services of our management to sell our products. As our product approaches the manufacturing stage, however, we plan to employ a staff of salesmen in Malaysia, China, and other Asian countries to promote and sell our Product. These sales representatives will be responsible for soliciting, selecting and securing accounts within a particular regional territory.

Expenses

We estimate the costs to implement our business strategy over the following twelve months to be:

•
Travel and Related expenses, which will consist primarily of our executive officers and directors visiting automobile manufacturers, automobile retailers, and automobile accessory retailers in their sales efforts. We estimate travel and related expenses for the next twelve months will be approximately $4,000;

•
Initial Marketing, which will consist of the marketing efforts discussed above, including direct marketing and attendance at trade shows. We estimate initial marketing expenses for the next twelve months will be approximately $6,000;

•
Research and Development costs consist of developing and testing our Product and determining the best combination of materials and suppliers for production. We estimate that research and development costs for the next twelve months will be approximately $10,000.

We intend to obtain business capital through the use of private equity fundraising or shareholders loans. We anticipate that, in time, the primary source of revenues for our business model will be the sale of our Product.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the three months Ended October 31, 2007 and Period from February 22, 2007 (Date of Inception) until October 31, 2007

We generated no revenue for the period from July 27, 2007 (Date of Inception) until October 31, 2007. Our Operating Expenses during this period equaled $41,000, consisting entirely of Professional Fees. We recorded Operating Expenses of $37,000 for the three months ended October 31, 2007.
Our operating expenses are wholly attributable to professional fees associated with the initial development of our business, legal expenses, and consulting fees.

We recorded a net loss of $37,000 for the three months ended October 31, 2007, and a net loss of $41,000 for the period from July 27, 2007 (Date of Inception) until October 31, 2007.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of October 31, 2007, we had total current assets of $2,000, consisting of Prepaid Expenses in the amount of $2,000. We had no current liabilities as of October 31, 2007. Thus, we have working capital of $2,000 as of October 31, 2007.

As demonstrated above, we expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of October 31, 2007, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have limited working capital and have not yet received revenues from sales of products or services. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Off Balance Sheet Arrangements

As of October 31, 2007, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, and our Chief Financial Officer, Mr. Tee Kai Shen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2007, the registration statement filed on Form SB-2 (Commission file number 333-146139) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 950,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rolling Technologies, Inc.

Date:	December 6, 2007

By: /s/ Tee Kai Shen Tee Kai Shen Title: Chief Executive Officer and Director