Form 10QSB
period 2008-01-31
Rolling Technologies, Inc.
filed 2008-03-03
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,150,000 common shares as of Januar 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of January 31, 2008;

F-2	Statements of Operations for the three and six months ended January 31, 2008 and period from July 27, 2007 (Inception) to January 31, 2008;

F-3	Statements of Stockholders’ Equity for period from July 27, 2007 (Inception) to January 31, 2008;

F-4	Statements of Cash Flows for the three and six months ended January 31, 2008 and period from July 27, 2007 (Inception) to January 31, 2008;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of January 31, 2008

ASSETS

Current Assets
Cash and equivalents	$-0-
Prepaid expenses	-0-

TOTAL ASSETS	$-0-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$-0-

Stockholders’ Equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Additional paid-in capital	40,850
Deficit accumulated during the development stage	(43,000)
Total stockholders’ equity	-0-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-0-

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Six and Three Months Ended January 31, 2008
Period from July 27, 2007(Inception) to January 31, 2008

	Six Months Ended January 31, 2008	Three Months Ended January 31, 2008	Period from July 27, 2007 (Inception) to January 31, 2008
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	39,000	2,000	43,000

Net Loss	$(39,000)	$(2,000)	$(43,000)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from July 27, 2007(Inception) to January 31, 2008

	Common Stock Shares Amount		Additional paid-in capital	Deficit accumulated during the development stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period ended July 31, 2007	-	-	-	(4,000)	(4,000)
Balance, July 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the period ended January 31, 2008	-	-	-	(39,000)	(39,000)
Balance, January 31, 2008	2,150,000	$2,150	$40,850	$(43,000)	$-

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six and Three Months Ended January 31, 2008
Period from July 27, 2007(Inception) to January 31, 2008

	Six Months Ended January 31, 2008	Three Months Ended January 31, 2008	Period From July 27, 2007 (Inception) to January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,000)	$(2,000)	$(43,000)
Change in non-cash working capital items
Prepaid expenses	4,000	2,000	0
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	0	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
NET DECREASE IN CASH	(35,000)	0	0

Cash, beginning of period	35,000	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$-0	$0	$0

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Rolling considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At January 31, 2008 the Company had $-0- of cash.

Fair Value of Financial Instruments

Rollings’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 – INCOME TAXES

For the period ended January 31, 2008, Rolling has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $43,000 at January 31, 2008, and will expire beginning in the year 2027.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$14,620
Valuation allowance	(14,620)
Net deferred tax asset	$-

NOTE 4 – LIQUIDITY AND GOING CONCERN

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

We are a development stage company and have not generated any sales to date. We are in the process of developing a portable, light-weight car-top carrier (our “Product”) that combines the strength of a box carrier with the convenience of a bag carrier (See Figure 1) for a retail price of under $50. Our current Product has two support frames (See Figure 2), an outer (1) and an inner frame (2), to provide the structure and strength of a traditional box carrier. The outer frame has several cross-bars (3) and the inner frame has several bushings (4), which fit together upon assembly and installation. This combines the structural support of the inner and outer frames to provide for maximum strength and weight-bearing ability. The entire unit is attached to the car top by strong magnets (6), which are connected to the outer frame. Ease of storage is enhanced by hinges in the middle of the frame (5), allowing users to fold the entire unit in half lengthwise in lieu of, or in addition to, removing the outer frame cross-bars from the inner frame bushings. Upon disassembly, which we anticipate will be quick, easy, and require no technical or mechanical sophistication, the Product can then be transported or stored in the accompanying luggage bag, requiring very little space.

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

·
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

·
Developing Direct Marketing Programs to Attract Retailers: We intend to market directly to retailers by hosting and conducting seminars, by purchasing online advertisements, and through traditional media outlets such as newspapers and trade publications.

·
Offering Special Promotions: Initially, we intend to offer special promotions to a few major automobile retailers by supplying them with a limited amount of our Product for sale or distribution to their general customers. Based on customer feedback, we anticipate these retailers will begin placing regular, wholesale orders with our company.

·
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

·
Travel and Related expenses, which will consist primarily of our executive officers and directors visiting automobile manufacturers, automobile retailers, and automobile accessory retailers in their sales efforts. We estimate travel and related expenses for the next twelve months will be approximately $4,000;

·
Initial Marketing, which will consist of the marketing efforts discussed above, including direct marketing and attendance at trade shows. We estimate initial marketing expenses for the next twelve months will be approximately $6,000;

·
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

Results of Operations for the three and six months ended January 31, 2008 and Period from February 22, 2007 (Date of Inception) until January 31, 2008

We generated no revenue for the period from July 27, 2007 (Date of Inception) until January 31, 2008. Our Operating Expenses during this period equaled $43,000, consisting entirely of Professional Fees. We recorded Operating Expenses of $2,000 for the three months ended January 31, 2008 and Operating Expenses of $39,000 for the six months ended January 31, 2008.
Our operating expenses are wholly attributable to professional fees associated with the initial development of our business, legal expenses, and consulting fees.

We recorded a net loss of $2,000 for the three months ended January 31, 2008, a net loss of $39,000 for the six months ended January 31, 2008, and a net loss of $43,000 for the period from July 27, 2007 (Date of Inception) until January 31, 2008.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our reporting obligations as a public company.

Liquidity and Capital Resources

As of January 31, 2008, we had total current assets of $0. We had no current liabilities as of January 31, 2008. Thus, we had no working capital as of January 31, 2008.

As demonstrated above, we expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of January 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of January 31, 2008, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Tee Kai Shen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2008.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2008.

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

Rolling Technologies, Inc.

Date:	February 20, 2008

By: /s/Tee Kai Shen Tee Kai Shen Title: Chief Executive Officer and Director