Form 10QSB/A
period 2008-01-31
Rolling Technologies, Inc.
filed 2008-04-10
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,150,000 common shares as of Januar 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Explanatory Note

This amended Form 10-QSB for the period ended January 31, 2008 is being amended to check “Yes” as to whether we are a shell company (as defined in Rule 12b-12 of the Exchange Act).  This disclosure was inadvertently left out in the prior Form 10-QSB that we filed on March 3, 2008.

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

Rolling Technologies, Inc.

Date:	April 9, 2008

By: /s/Tee Kai Shen Tee Kai Shen Title: Chief Executive Officer and Director