Form 10-Q
period 2008-04-30
Rolling Technologies, Inc.
filed 2008-06-11
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,150,000 common shares as of April 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2008 and July 31, 2007 (audited);

F-2	Statements of Operations for the three and nine months ended April 30, 2008 and period from July 27, 2007 (Inception) to April 30, 2008;

F-3	Statements of Stockholders’ Equity for period from July 27, 2007 (Inception) to April 30, 2008;

F-4	Statements of Cash Flows for the three and nine months ended April 30, 2008 and period from July 27, 2007 (Inception) to April 30, 2008;

F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of April 30, 2008 and July 31, 2007

ASSETS
	April 30, 2008 (unaudited)	July 31, 2007 (audited)
Current Assets
Cash and equivalents	$0	$35,000
Prepaid expenses	0	4,000

TOTAL ASSETS	$0	$39,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$2,000	$0

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(45,000)	(4,000)
Total stockholders’ equity (deficit)	(2,000)	39,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$0	$39,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Nine Months and Three Months Ended April 30, 2008
Period from July 27, 2007(Inception) to April 30, 2008

	Nine Months Ended April 30, 2008	Three Months Ended April 30, 2008	Period from July 27, 2007 (Inception) to April 30, 2008
Revenues	$0	$0	$0

Expenses :
Professional fees	41,000	2,000	45,000

Net Loss	$(41,000)	$(2,000)	$(45,000)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from July 27, 2007 (Inception) to April 30, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period ended July 31, 2007	-	-	-	(4,000)	(4,000)
Balance, July 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the nine months ended April 30, 2008	-	-	-	(41,000)	(41,000)
Balance, April 30, 2008	2,150,000	$2,150	$40,850	$(45,000)	$(2,000)

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine Months and three Months Ended April 30, 2008
Period from July 27, 2007(Inception) to April 30, 2008

	Nine Months Ended April 30, 2008	Three Months Ended April 30, 2008	Period From July 27, 2007 (Inception) to April 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,000)	$(2,000)	$(45,000)
Change in non-cash working capital items	4,000	0	0
Prepaid expenses
Accrued expenses	2,000	2,000	2,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	0	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
NET INCREASE IN CASH	0	0	0

Cash, beginning of period	35,000	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2008

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

Cash and Cash Equivalents

Rolling considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At April 30, 2008 the Company had $-0- of cash.

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
April 30, 2008

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

NOTE 2 – ACCRUED EXPENSES

Acrued expenses at April 30, 2008 consisted of amounts owed to the firms outside independent auditors for services to be rendered for the quarter ended April 30, 2008.

NOTE 3 – INCOME TAXES

For the period ended April 30, 2008, Rolling has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $45,000 at April 30, 2008, and will expire beginning in the year 2027.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2008

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$15,000
Valuation allowance	(15,000)
Net deferred tax asset	$-

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the three and nine months ended April 30, 2008 and Period from February 22, 2007 (Date of Inception) until April 30, 2008

We generated no revenue for the period from July 27, 2007 (Date of Inception) until April 30, 2008. Our Operating Expenses during this period equaled $45,000, consisting entirely of Professional Fees. We recorded Operating Expenses of $2,000 for the three months ended April 30, 2008 and Operating Expenses of $41,000 for the nine months ended April 30, 2008.
Our operating expenses are wholly attributable to professional fees associated with the initial development of our business, legal expenses, and consulting fees.

We recorded a net loss of $2,000 for the three months ended April 30, 2008, a net loss of $41,000 for the nine months ended April 30, 2008, and a net loss of $45,000 for the period from July 27, 2007 (Date of Inception) until April 30, 2008.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our reporting obligations as a public company.

Liquidity and Capital Resources

As of April 30, 2008, we had total current assets of $0. We had $2,000 current liabilities as of April 30, 2008. Thus, we had a working capital deficit of $2,000 as of April 30, 2008.

As demonstrated above, we expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of April 30, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of April 30, 2008, there were no off balance sheet arrangements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Tee Kai Shen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2008.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2008.

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

Rolling Technologies, Inc.

Date:	June 11, 2008

By: /s/Tee Kai Shen Tee Kai Shen Title: Chief Executive Officer and Director