Form 10-K
period 2008-07-31
Rolling Technologies, Inc.
filed 2008-10-16
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-146139

Rolling Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Penthouse, Menara Antara No. 11 Jalan Bukit Ceylong, Kuala Lumpur, Malaysia	50200
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 012-377-0130

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of July 31, 2008.

 PART I
Item 1.   Business

Company Overview

We were formed as a Nevada corporation, “Rolling Technologies Inc.,” on July 27, 2007. Our principal executive offices are located at 50 West Liberty Street, Suite 880, Reno, NV 89501. Our phone number is (012) 377-0130. Our operations office in Malaysia is located at Penthouse, Menara Antara, No. 11, Jalan Bukit Ceylong, Kuala Lumpur 50200, Malaysia. We are a development stage company and have not generated any sales to date.

Our Business

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

Our Product is being designed specifically for the Asian market. One of the variables influential in the development of our Product is the fact that very few cars in Asia are equipped with roof racks by the manufacturer, so we intend to design our Product for easily installation in the absence of a roof rack. Our design allows consumers to attach our Product to a vehicle using strong magnets, so no roof rack will be necessary. We have not yet determined whether we will use permanent magnets or electromagnets for this purpose, nor have we determined the magnetic field strength required to safely and securely keep our Product attached to a car top while experiencing the drag associated with speeds up to 200 kph. These variables are being addressed as we continue to develop the final model of our Product.

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

Figure 1

Figure 2

Competition

The automobile accessories industry can be categorized as highly competitive. There are a large number of established firms that currently sell products similar to ours, aimed at a target market similar to ours. Many of these established distributors have representatives in the field who have established relationships within the industry. In some cases, competitors have exclusivity agreements to supply certain automobile manufacturers. A number of manufacturers for the types of products we offer already sell their products directly to the consumer. These highly competitive market conditions may make it difficult for us to succeed in this market. Our most significant competitors include:

•
Yakima – This industry leader offers the widest selection of products directly to consumers, but their prices are also the highest. While they have negotiated deals with major automobile manufacturers to provide their products on new cars in North America and Europe, their presence in Malaysia, China, and other Asian countries is limited to consumer retail outlets and consumer-direct internet sales.

•
Lakeland Vacation Gear – Lakeland competes much more effectively on price than other manufacturers and is often considered the low price leader in luggage racks and bags. While consumers can also purchase their products directly through their web site or at automobile accessory retail stores, they have not negotiated large wholesale deals with automobile manufacturers or retailers. In spite of their reputation, their products are priced at nearly twice our target retail price.

•
Automobile Manufacturers – Perhaps our greatest competition comes from large automobile manufacturers themselves. Many produce luggage carriers and offer them as upgrades or incentives to consumers when they purchase automobiles. They are also able to offer luggage carriers as after-market items through their retail locations and online. We will need to be able to offer a significant cost-savings to consumers to compete with the automobile manufacturers, who can afford to take a loss on the manufacture and sale of a car top carrier in order to sell an automobile. We will need to be able to offer an even more significant cost savings if we hope to engage automobile manufacturers as customers to replace their in-house manufacturing of similar products.

Government Regulation

Government regulation and compliance with environmental laws do not have a material effect on our business. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the sale of our product in Malaysia and China is not subject to special regulatory and/or supervisory requirements.

Employees

We have no employees other than our officer and directors as of the date of this Report. As needed from time to time, we may pay for the services of independent contractors such as web designers and commissioned sales people.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have neither formed, nor purchased any subsidiaries since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark. Upon successful completion of the development of our Product, we plan to apply for patent protection and/or copyright protection in Malaysia, and other jurisdictions in which we conduct business and distribute our Product.

We have selected the name of our company in an attempt to establish our brand name. Although our company name and logo are not trademarked at this time, we anticipate the necessity of a trademark upon successful commercialization of our Product in order to protect our brand integrity.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We maintain our corporate principal executive offices are located at 50 West Liberty Street, Suite 880, Reno, NV 89501, the address of our transfer agent. Our operations office in Malaysia is located at Penthouse, Menara Antara, No. 11, Jalan Bukit Ceylong, Kuala Lumpur 50200, Malaysia. We have no materially important physical properties.

Corporate Offices

We maintain our corporate principal executive offices are located at 50 West Liberty Street, Suite 880, Reno, NV 89501, the address of our transfer agent. Our operations office in Malaysia is located at Penthouse, Menara Antara, No. 11, Jalan Bukit Ceylong, Kuala Lumpur 50200, Malaysia. Our offices are provided at no cost.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended July 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “ROTE.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending July 31, 2008
Quarter Ended	High $	Low $
July 31, 2008	0	0
March 31, 2008	0	0
December 31, 2007	0	0
September 30, 2007	0	0

Fiscal Year Ending July 31, 2007
Quarter Ended	High $	Low $
July 31, 2007	N/A	N/A
March 31, 2007	N/A	N/A
December 31, 2006	N/A	N/A
September 30, 2006	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of July 31, 2008, we had 2,150,000 shares of our common stock issued and outstanding, held by 40 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Production

We currently do not have any manufacturing facilities. We intend to negotiate with industrial plastics or aluminum shops or manufacturers to product the pieces of our frame in bulk quantities. When we receive a large order, we will have the manufacturer with whom we have negotiated a contract, deliver the pieces of frame to our order fulfillment facility in Malaysia. The pieces of the frame will be designed to fit together easily, as well as to fit the magnets. By packing the pieces of the frame with the magnets into our proprietary packaging, we will provide each customer with our easy-to-assemble Product in a reasonably small package and with a minimum requirement of manpower at our shipping facility. We may determine to contract with an order fulfillment company to provide this final order fulfillment and shipping service in order to minimize our required investment in facilities and employees. We have already contacted several material suppliers in Malaysia, and we have begun negotiations with two of them.

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

·
Offering Special Promotions: Initially, we intend to offer special promotions to a few major automobile retailers by supplying them with a limited amount of our Product for sale or distribution to their general customers. Based on customer feedback, we anticipate these retailers will begin placing regular wholesale orders with our company.

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

Employees

We do not have plans to change the number of our employees during the next twelve months.

Results of Operations for the year ended July 31, 2008 and for the period from February 22, 2007 (Date of Inception) until July 31, 2008

We have not earned any revenues since our inception.  We are presently in the development stage of our business and we can provide no assurance that we will develop a viable product, or if such product is developed, that we will be able to generate sufficient sales and enter into commercial production.

We generated no revenue for the year ended July 31, 2008. Our Operating Expenses during this period equaled $45,000, consisting entirely of Professional Fees. We generated no revenue for the period from July 27, 2007 (Date of Inception) until July 31, 2008. Our Operating Expenses during this period equaled $49,000, consisting entirely of Professional Fees.

Our operating expenses are wholly attributable to professional fees associated with the initial development of our business, legal expenses, and consulting fees.

We recorded a net loss of $45,000 for the year ended July 31, 2008, a net loss of $49,000 for the period from July 27, 2007 (Date of Inception) until July 31, 2008.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our reporting obligations as a public company.

Liquidity and Capital Resources

As of July 31, 2008, we had total current assets of $0. We had $6,000 in current liabilities as of July 31, 2008. Thus, we had a working capital deficit of $6,000 as of July 31, 2008.

For the year ended July 31, 2008, and for the period from Inception (July 27, 2007) through July 31, 2008, operating activities have used $35,000 and $43,000, respectively. The primary factors in this negative operational cash flow were our net losses of $45,000 and $49,000, respectively, offset by prepaid and accrued expenses. We generated no cash from financing activities during the year ended July 31, 2008, but we generated $43,000 in cash from financing activities during the period from Inception (July 27, 2007) through July 31, 2008, all of which was due to an equity offering. There has been no positive or negative cash flow due to investing activities since our Inception.

As demonstrated above, we expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of July 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. We anticipate that, in time, the primary source of revenues for our business model will be the sale of our Product.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities. We have incurred cumulative net losses of approximately $49,000 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Personnel

Tee Kai Shen, our President and Director is currently working approximately 10 to 20 hours per week to meet our needs.  As demand requires, Tee Kai Shen will devote additional time.  We currently have no other employees.  We do not expect to increase our number of employees during the next twelve months.

Off Balance Sheet Arrangements

As of July 31, 2008, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending July 31, 2008.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of July 31, 2008 and their present positions.

Name	Age	Position Held with the Company
Tee Kai Shen Penthouse, Menara Antara, No. 11, Jalan Bukit Ceylong, Kuala Lumpur 50200 Kuala Lumpur, Malaysia	25	President, CEO, and Director
Tam Siew Suan 94, Jalan Metro Perdana Barat 12 Taman Usahawan Kepong Kuala Lumpur, Malaysia	49	Director

Set forth below is a brief description of the background and business experience of our sole executive officer and directors.

Tee Kai Shen is our President, CEO, and director. Tee Kai Shen was a university student from 2000 through 2005. Tee Kai Shen obtained a Management Diploma from the University of Abertay Dundee in December of 2005. Since graduation, Tee Kai Shen has worked as a manager at Galaxy Properties Corporation in Kuala Lumpur, Malaysia. Tee Kai Shen’s duties in this position include general management tasks, oversight of employees, and management level decision-making.

Tam Siew Suan is one of our directors. Tam Siew Suan obtained a Bachelor of Science from University Lampung in 2002. Since that time, Tam Siew Suan has worked as a Senior Engineer at Vintage Manufacturing Co. In this position, Tam Siew Suan has gained experience in design and manufacturing, which have been extremely beneficial in the design and development of our current Product.

Directors

Our bylaws authorize no less than one (1) director.  We currently have two Directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and

Code of Ethics

As of July 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended July 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tee Kai Shen President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Tee Kai Shen	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (July 27, 2007) through July 31, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tam Siew Suan	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended July 31, 2008.

Stock Option Plans

We did not have a stock option plan as of July 31, 2008

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of July 31, 2008, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,150,000 Shares of Common Stock issued and outstanding as of July 31, 2008.

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
Tee Kai Shen Penthouse, Menara Antara, No. 11, Jalan Bukit Ceylong, Kuala Lumpur 50200 Kuala Lumpur, Malaysia	Common Stock	600,000	27.9%
Tam Siew Suan 94, Jalan Metro Perdana Barat 12 Taman Usahawan Kepong Kuala Lumpur, Malaysia	Common Stock	600,000	27.9%
DIRECTORS AND OFFICERS – TOTAL		1,200,000	55.8%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$10,000	$0	$0	$0
2007	$4,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of July 31, 2008 and 2007
F-3	Statements of Operations for the years ended July 31, 2008 and 2007 and period from inception to July 31, 2008
F-4	Statement of Stockholders’ Equity (Deficit) for period from inception to July 31, 2008
F-5	Statements of Cash Flows for the years ended July 31, 2008 and 2007 and period from inception to July 31, 2008
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form SB-2 filed on September 18, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Rolling Technologies, Inc.

By:	/s/ Tee Kai Shen
Tee Kai Shen President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
October 14, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Tee Kai Shen
Tee Kai Shen President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
October 14, 2008

By:	/s/ Tee Kai Shen
Tam Siew Suan, Director
October 14, 2008

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Rolling Technologies, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Rolling Technologies, Inc. as of July 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended July 31, 2008 and for the period from July 27, 2007 (date of inception) through July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over   financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Technologies, Inc. as of July 31, 2008 and  2007, and the results of its operations and cash flows for the periods then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has negative working capital, has not received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
October 13, 2008

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of July 31, 2008 and 2007

ASSETS
	July 31, 2008	July 31, 2007
Current Assets
Cash and equivalents	$-0-	$35,000
Prepaid expenses	-0-	4,000

TOTAL ASSETS	$-0-	$39,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$6,000	$-0-

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(49,000)	(4,000)
Total stockholders’ equity (deficit)	(6,000)	39,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-0-	$39,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years ended July 31, 2008 and July 31, 2007
Period from July 27, 2007 (Inception) to July 31, 2008

	Year ended July 31, 2008	Year ended July 31, 2007	Period from July 27, 2008 (Inception) to July, 31, 2008

Revenues	$-0-	$-0-	$-0-

Expenses : Professional fees	45,000	4,000	49,000

Net Loss	$(45,000)	$(4,000)	$(49,000)

Net loss per share: Basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding: Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from July 27, 2007 (Inception) to July 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,000)	(4,000)
Balance, July 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the period	-	-	-	(45,000)	(45,000)
Balance, July 31, 2008	2,150,000	$2,150	$40,850	$(49,000)	$(6,000)

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years ended July 31, 2008 and 2007
Period from July 27, 2007 (Inception) to July 31, 2008

	Year ended July 31, 2008	Year ended July 31, 2007	Period from July 27, 2007 (Inception) to July 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,000)	$(4,000)	$(49,000)
Change in non-cash working capital items
Prepaid expenses	4,000	(4,000)	-0-
Accrued expenses	6,000	-0-	6,000
NET CASH (USED IN) OPERATING ACTIVITIES	(35,000)	(8,000)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	43,000	43,000

NET INCREASE (DECREASE) IN CASH	(35,000)	35,000	-0-

CASH, BEGINNING OF PERIOD	35,000	-0-	-0-
CASH, END OF PERIOD	$-0-	$35,000	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

ROLLING TECHNOLOGIES, Inc. (“ROLLING”) is a development stage company and was incorporated in Nevada on July 27, 2007.  The Company is developing an automatic fried rice cooker.  ROLLING operates out of office space owned by a director and stockholder of the Company.  The facilities are provided at no charge.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

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

Cash and Cash Equivalents

ROLLING considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At July 31, 2008 the Company had $-0- cash.

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
July 31, 2008

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at July 31, 2007 consisted of an advance retainer paid to the firms outside independent auditors for services to be rendered for periods after ROLLING’s year-end.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at July 31, 2008  consisted of amounts owed to the firms outside independent auditors for services rendered for periods reported on in these financial statements and legal fees owed to the Company’s securities law firm for services performed prior to year-end.

NOTE 4 – INCOME TAXES

For the periods ended July 31, 2008, ROLLING has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $49,000 at July 31, 2008, and will expire beginning in the year 2027.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$16,700
Valuation allowance	(16,700)
Net deferred tax asset	$-

NOTE 5 – LIQUIDITY AND GOING CONCERN

ROLLING has negative working capital, has not yet received revenues from sales of products or services, and has incurred losses from operations.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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