Form 10-Q
period 2008-10-31
Rolling Technologies, Inc.
filed 2008-12-12
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,150,000 common shares as of October 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of October 31, 2008 (unaudited) and July 31, 2008 (audited);
F-2	Statements of Operations for the three months ended October 31, 2008 and 2007 and period from July 27, 2007 (Inception) to October 31, 2008 (unaudited);
F-3	Statements of Stockholders’ Equity for period from July 27, 2007 (Inception) to October 31, 2008 (unaudited);
F-4	Statements of Cash Flows for the three months ended October 31, 2008 and 2007 and period from July 27, 2007 (Inception) to October 31, 2008 (unaudited);
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of October 31, 2008 and July 31, 2008

ASSETS
	October 31, 2008 (unaudited)	July 31, 2008 (audited)
Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$7,500	$6,000

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(50,500)	(49,000)
Total stockholders’ equity (deficit)	(7,500)	(6,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-0-	$-0-

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended October 31, 2007 and 2008
Period from July 27, 2007(Inception) to October 31, 2008

	Three Months Ended October 31, 2007	Three Months Ended October 31, 2008	Period from July 27, 2007 (Inception) to October 31, 2008
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	37,000	1,500	50,500

Net Loss	$(37,000)	$(1,500)	$(50,500)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from July 27, 2007 (Inception) to October 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,000)	(4,000)
Balance, July 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the period	-	-	-	(45,000)	(45,000)
Balance, July 31, 2008	2,150,000	$2,150	$40,850	$(49,000)	$(6,000)
Net loss for three month ended	-	-	-	(1,500)	(1,500)
Balance, October 31, 2008	2,150,000	$2,150	$40,850	$(50,500)	$(7,500)

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three Months Ended October 31, 2007 and 2008
Period from July 27, 2007(Inception) to October 31, 2008

	Three Months Ended October 31, 2007	Three Months Ended October 31, 2008	Period From July 27, 2007 (Inception) to October 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,000)	$(1,500)	$(50,500)
Change in non-cash working capital items
Prepaid expenses	2,000	-0-	-0-
Accrued expenses	-0-	1,500	7,500
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	-0-	(50,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	35,000	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

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

Cash and Cash Equivalents

Rolling considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At October 31, 2008 the Company had $-0- of cash.

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
October 31, 2008

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

NOTE 2 – ACCRUED EXPENSES

Acrued expenses at October 31, 2008 consisted of amounts owed to the firms outside independent auditors for services to be rendered for the quarter ended October 31, 2008.

NOTE 3 – INCOME TAXES

For the period ended October 31, 2008, Rolling has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $45,000 at October 31, 2008, and will expire beginning in the year 2027.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$17,170
Valuation allowance	(17,170)
Net deferred tax asset	$-

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

Results of Operations for the three months ended October 31, 2008 and 2007 and Period from July 27, 2007 (Date of Inception) until October 31, 2008

We generated no revenue for the period from July 27, 2007 (Date of Inception) until October 31, 2008. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our Product.

We incurred operating expenses of $1,500 for the three months ended October 31, 2008, compared with $37,000 for the three months ended October 31, 2007. Our operating expenses for the period from July 27, 2007 (Date of Inception) until October 31, 2008, equaled $50,500.  Our operating expenses for all periods consist entirely of Professional Fees.

We recorded a net loss of $1,500 for the three months ended October 31, 2008, compared with $37,000 for the three months ended October 31, 2007, and a net loss of $50,500 for the period from July 27, 2007 (Date of Inception) until October 31, 2008.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our reporting obligations as a public company.

Liquidity and Capital Resources

As of October 31, 2008, we had total current assets of $0. We had $7,500 current liabilities as of October 31, 2008. Thus, we had a working capital deficit of $7,500 as of October 31, 2008.

Operating activities used $50,500 in cash for the period from July 27, 2007 (Date of Inception) until October 31, 2008.  Financing Activities during the period from July 27, 2007 (Date of Inception) until October 31, 2008 generated $43,000 in cash during the period.

As demonstrated above, we expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of October 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of October 31, 2008, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Tee Kai Shen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2008.

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

Rolling Technologies, Inc.

Date:	December 11, 2008

By: /s/ Tee Kai Shen Tee Kai Shen Title: Chief Executive Officer and Director