Form 10-Q
period 2009-04-30
Rolling Technologies, Inc.
filed 2009-06-08
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-146139

Rolling Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	______________________
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Penthouse, Menara Antara No. 11, Jalan Bukit Ceylong, Kuala Lumpur 50200
(Address of principal executive offices)

012-377-0130
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,150,000 common shares as of June 3, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2009 (unaudited) and July 31, 2008 (audited);
F-2	Statement of Operations for the three and nine months ended April 30, 2009 and 2008 and period from July 27, 2007 (Inception) to April 30, 2009 (unaudited);
F-3	Statements of Stockholders’ Equity for period from July 27, 2007 (Inception) to April 30, 2009 (unaudited);
F-4	Statements of Cash Flows for the nine months ended April 30, 2009 and 2008 and period from July 27, 2007 (Inception) to April 30, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of April 30, 2009 and July 31, 2008

	April 30, 2009	July 31, 2008
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$-0-	$6,000
Due to officer	11,500	-0-
Total liabilities	11,500	6,000

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(54,500)	(49,000)
Total stockholders’ deficit	(11,500)	(6,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three and Nine Months Ended April 30, 2009 and 2008
Period from July 27, 2007 (Inception) to April 30, 2009

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	Period from July 27, 2007 (Inception) to April 30, 2009
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses :
Professional fees	2,000	2,000	5,500	41,000	54,500

Net Loss	$(2,000)	$(2,000)	$(5,500)	$(41,000)	$(54,500)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

eTECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from July 27, 2007 (Inception) to April 30, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,000)	(4,000)
Balance, July 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the period	-	-	-	(45,000)	(45,000)
Balance, July 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for period ended April 30, 2009	-	-	-	(5,500)	(5,500)
Balance, April 30, 2009	2,150,000	$2,150	$40,850	$(54,500)	$(11,500)

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine Months Ended April 30, 2009 and 2008
Period from July 27, 2007(Inception) to April 30, 2009

	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	Period From July 27, 2007 (Inception) to April 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,500)	$(41,000)	$(54,500)
Change in non-cash working capital items
Prepaid expenses	-0-	4,000	-0-
Accrued expenses	(6,000)	2,000	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(11,500)	(35,000)	(54,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
Due to officer	11,500	-0-	11,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	11,500	-0-	54,500
NET INCREASE (DECREASE) IN CASH	-0-	(35,000)	-0-

Cash, beginning of period	-0-	35,000	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2009

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

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended July 31, 2008. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for the financial statements to be not misleading have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents

Rolling considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At April 30, 2009 and July 31, 2008 the Company had $-0- of cash.

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
April 30, 2009

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at July 31, 2008 consisted of professional fees owed for services rendered.

NOTE 3 – DUE TO OFFICER

The amount due to officer of $11,500 at April 30, 2009 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to April 30, 2009. The amount is unsecured, due upon demand, and non-interest bearing.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2009

NOTE 4 – INCOME TAXES

For the periods ended April 30, 2009, Rolling has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $54,500 at April 30, 2009, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$18,530
Valuation allowance	(18,530)
Net deferred tax asset	$-

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

Results of Operations for the three and six months ended April 30, 2009 and 2008 and Period from July 27, 2007 (Date of Inception) until April 30, 2009

We generated no revenue for the period from July 27, 2007 (Date of Inception) until April 30, 2009. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our Product.

We incurred operating expenses of $2,000 for the three months ended April 30, 2009, compared with $2,000 for the three months ended April 30, 2008. We incurred operating expenses of $5,500 for the nine months ended April 30, 2009, compared with $41,000 for the nine months ended April 30, 2008. Our operating expenses for the period from July 27, 2007 (Date of Inception) until April 30, 2009, equaled $54,500.  Our operating expenses for all periods consist entirely of Professional Fees.

We recorded a net loss of $2,000 for the three months ended April 30, 2009, compared with $2,000 for the three months ended April 30, 2008, $5,500 for the nine months ended April 30, 2009, compared with $41,000 for the nine months ended April 30, 2008, and a net loss of $54,500 for the period from July 27, 2007 (Date of Inception) until April 30, 2009.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our reporting obligations as a public company.

Liquidity and Capital Resources

As of April 30, 2009, we had total current assets of $0. We had $11,500 current liabilities as of April 30, 2009. Thus, we had a working capital deficit of $11,500 as of April 30, 2009.

Operating activities used $54,500 in cash for the period from July 27, 2007 (Date of Inception) until April 30, 2009.  Financing Activities during the period from July 27, 2007 (Date of Inception) until April 30, 2009 generated $54,500 in cash during the period.

As demonstrated above, we expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of April 30, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of April 30, 2009, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Tee Kai Shen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2009.

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

Rolling Technologies, Inc.

Date:	June 3, 2009

By: /s/ Tee Kai Shen Tee Kai Shen Title: Chief Executive Officer and Director