Form 10-Q
period 2010-01-31
Rolling Technologies, Inc.
filed 2010-03-11
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-146139

Rolling Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	_______________________________
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,150,000 common shares as of March 8, 2010

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of January 31, 2010 (unaudited) and July 31, 2009 (audited);
F-2	Statements of Operations for the three and six months ended January 31, 2010 and 2009 and period from July 27, 2007 (Inception) to January 31, 2010 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from July 27, 2007 (Inception) to January 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the six months ended January 31, 2010 and 2009 and period from July 27, 2007 (Inception) to January 31, 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of January 31, 2010 and July 31, 2009

	January 31,	July 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$-0-	$-0-
Due to officer	19,500	15,500
Total liabilities	19,500	15,500

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(62,500)	(58,500)
Total stockholders’ deficit	(19,500)	(15,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three and Six Months Ended January 31, 2010 and 2009
      Period from July 27, 2007 (Inception) to January 31, 2010

					Period from
	Three Months	Three Months	Six Months	Six Months	July 27, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2010	2009	2010	2009	2010
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses :
Professional fees	2,000	2,000	4,000	3,500	62,500

Net Loss	$(2,000)	$(2,000)	$(4,000)	$(3,500)	$(62,500)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from July 27, 2007 (Inception) to January 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,000)	(4,000)
Balance, July 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the period	-	-	-	(45,000)	(45,000)
Balance, July 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the period	-	-	-	(9,500)	(9,500)
Balance, July 31, 2009	2,150,000	2,150	40,850	(58,500)	(15,500)
Net loss for the period	-	-	-	(4,000)	(4,000)
Balance, January 31, 2010	2,150,000	$2,150	$40,850	$(62,500)	$(19,500)

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six Months Ended January 31, 2010 and 2009
Period from July 27, 2007(Inception) to January 31, 2010

			Period From
	Six Months	Six Months	July 27, 2007
	Ended	Ended	(Inception) to
	January 31,	January 31,	January 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,000)	$(3,500)	$(62,500)
Change in non-cash working capital items Prepaid expenses	-0-	-0-	-0-
Accrued expenses	-0-	3,500	-0-
Due to officer	4,000	-0-	19,500
CASH FLOWS USED BY OPERATING ACTIVITIES	-0-	-0-	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET INCREASE (DECREASE) IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010

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

Cash and Cash Equivalents

Rolling considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At January 31, 2010 and July 31, 2009, the Company had $-0- of cash.

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
January 31, 2010

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

NOTE 2 – DUE TO OFFICER

The amount due to officer of $19,500 at January 31, 2010 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to January 31, 2010. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 3 – INCOME TAXES

For the periods ended January 31, 2010, Rolling has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $62,500 at January 31, 2010, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$ 21,250
Valuation allowance	(21,250)
Net deferred tax asset	$ -

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010

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

NOTE 5 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to January 31, 2010 through the date these financial statements were submitted to the Scurities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose.

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

Figure 1

Figure 2

Results of Operations for the three and six months ended January 31, 2010 and 2009 and Period from July 27, 2007 (Date of Inception) until January 31, 2010

We generated no revenue for the period from July 27, 2007 (Date of Inception) until January 31, 2010. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our Product.

We incurred operating expenses of $2,000 for the three months ended January 31, 2010, compared with $2,000 for the three months ended January 31, 2009. We incurred operating expenses of $4,000 for the six months ended January 31, 2010, compared with $3,500 for the six months ended January 31, 2009. Our operating expenses for the period from July 27, 2007 (Date of Inception) until January 31, 2010, equaled $62,500.  Our operating expenses for all periods consist entirely of Professional Fees.

We recorded a net loss of $2,000 for the three months ended January 31, 2010, compared with $2,000 for the three months ended January 31, 2009, a net loss of $4,000 for the six months ended January 31, 2010, compared with $3,500 for the six months ended January 31, 2009, and a net loss of $62,500 for the period from July 27, 2007 (Date of Inception) until January 31, 2010.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our reporting obligations as a public company.

Liquidity and Capital Resources

As of January 31, 2010, we had total current assets of $0. We had $19,500 current liabilities as of January 31, 2010. Thus, we had a working capital deficit of $19,500 as of January 31, 2010.

Operating activities used $43,000 in cash for the period from July 27, 2007 (Date of Inception) until January 31, 2010.  Financing Activities during the period from July 27, 2007 (Date of Inception) until January 31, 2010 generated $43,000 in cash during the period.

We expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of January 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of January 31, 2010, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Tee Kai Shen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2010.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2010.

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

Rolling Technologies, Inc.

Date:	March 9, 2010

By: /s/ Tee Kai Shen Tee Kai Shen Title: Chief Executive Officer and Director