Form 10-K
period 2010-07-31
Rolling Technologies, Inc.
filed 2010-11-03
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 005-85500

Rolling Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Penthouse, Menara Antara No. 11, Jalan Bukit Ceylong, Kuala Lumpur 50200	_______
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 012-377-0130

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class Common stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of October 25, 2010.

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

We are a development stage company and have not generated any sales to date. We are in the business of developing, producing, and marketing a strong, portable, and affordable car top carrier. Our Product is still in the development stage and is not yet ready for commercial sale. We plan to complete the development of our product in the next six to twelve months, and hope to sell and distribute our Product by September, 2008.

Industry Background in Asia

As automobile ownership has become more commonplace in many Asian countries, an ever-increasing number of families and individuals utilize their vehicles for travel, particularly for recreational trips. In recent years, automobile manufacturers serving Asian markets have increased the interior space of automobiles to meet consumer demand for spacious, comfortable cabins and increased passenger capacity. This transformation has cut down on the amount of space reserved for non-passenger use, specifically for storage of luggage and other parcels. Some automakers have been inventive, creating usable space in hidden compartments in floorboards, while others have merely compromised storage or trunk space for extra passenger room.

Consumer demand for extra space for non-passenger storage has led to the popularization of car-top luggage carriers in Asian countries. When car-top carriers were initially developed, they were large, plastic boxes that affixed to the roof of most vehicles by installation on the vehicle’s roof rack. Carriers have improved over the years as they have become increasingly aerodynamic, more aesthetically pleasing, and made of stronger, more durable material. More recently, United States patents have been issued for variants on the original carriers: car-top carriers that affix to car tops without roof racks, carriers that attach to the rear of certain types of vehicles, and carriers that lack a box-like structure or support frame.

A distinct disadvantage of the traditional car-top carrier is the difficulty in installing and uninstalling the carrier because of their size, weight, and shape. Consumers experience similar challenges in transporting and storing such carriers when not in use. Because most car-top carriers still sport the hard plastic shell exterior, they do not collapse when not in use and are cumbersome to handle and store. Also, once a consumer has installed a traditional car-top carrier on their vehicle, their ability to access the contents of the carrier is severely limited.

Car Top Carrier Products

The four most popular and widely used automobile storage products are as follows:

1.
Car Top Boxes. The most traditional roof top storage device, car top boxes are easy to pack and offer the most protection from wind, rain, and other adverse conditions. They also offer the most durability and longest lifespan of all the car top carrier options. A car top box requires a luggage rack with crossbars or a sport bar system on the vehicle in order to be properly installed. They must be packed full or used with a net inside to hold the contents in place during travel. Also, the contents of the box carrier are limited to the interior height of the box or consumers will not be able to latch the box shut. They are generally the most expensive car top carrier option, generally retailing for between $250 and $750.

2.
Car Top Carrier Bags. Departing from traditional hard shell box exteriors, car-top carrier bags are made of a soft, pliable material (usually nylon or polyester) and attach to the top of a vehicle using straps affixed to the roof rack. An advantage to the carrier bag is that they fold up to a very manageable size when not in use, making them portable and space efficient. A disadvantage is that the bag must be packed full so that the cloth material doesn't flap in the wind while traveling and create additional drag. Also, depending upon the material used in the manufacture of the bag, carrier bags can break down or fade with prolonged exposure to the sun, wind, and rain. Car top carrier bags come with zippers which allow easy access to contents, but which can malfunction or break, rendering the entire carrier useless. High-quality car top bags offer urethane coated zippers for increased durability and liner systems as an additional measure to keep water away from the contents of the bag. Car top carrier bags generally retail for between $100 and $200.

3.
CarTop Baskets. These roof-top storage accessories offer a sturdy structure to lift luggage contents off of a vehicle’s rooftop. They are often used in combination with a car top carrier bag to add structure and support to the contents of the bag and decrease the amount of wind resistance encountered when the bag flaps in the wind while traveling. An advantage of car top baskets is that they are easy to strap cargo bags and nets to, and they offer a rigid base with sidewalls. A disadvantage is that they provide no additional protection from the elements and do not easily break down for transportation or storage. Car top baskets generally retail for between $100 and $200.

4.
Car Back Carrier. The newest product in auxiliary storage solutions, the car back carrier is a large cargo bag that hangs from the luggage rack or steel car hooks on the back of wagons, sport utility vehicles, and vans. When properly installed, they hang under the rear window so the driver’s view is not obstructed. Car back carriers are very easy to load and access during travel, and they do not cause any loss of aerodynamics due to drag. Also, because they ride behind the vehicle, they don't experience the full detrimental effect of sun, wind, and rain, as rooftop carriers do. A distinct disadvantage of car back carriers is that they cannot be adapted for use with traditional sedans or vehicles with trunks. Also, they can restrict access to luggage inside the car by preventing rear doors from opening. Car back carriers generally retail for between $100 and $200.

Our Product

We are in the process of developing a portable, light-weight car-top carrier that combines the strength of a box carrier with the convenience of a bag carrier (See Figure 1) for a retail price of under $50. Our current Product has two support frames (See Figure 2), an outer (1) and an inner frame (2), to provide the structure and strength of a traditional box carrier. The outer frame has several cross-bars (3) and the inner frame has several bushings (4), which fit together upon assembly and installation. This combines the structural support of the inner and outer frames to provide for maximum strength and weight-bearing ability. The entire unit is attached to the car top by strong magnets (6), which are connected to the outer frame. Ease of storage is enhanced by hinges in the middle of the frame (5), allowing users to fold the entire unit in half lengthwise in lieu of, or in addition to, removing the outer frame cross-bars from the inner frame bushings. Upon disassembly, which we anticipate will be quick, easy, and require no technical or mechanical sophistication, the Product can then be transported or stored in the accompanying luggage bag, requiring very little space.

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

Figure 1

Figure 2

Strategy

Our company’s long-term business strategy is designed to capitalize on the current lack of a strong, portable, and affordable car top carrier that we perceive within the Asian marketplace. Our goal is to grow our company by expanding the reach of our product sales channels, by forming relationships with companies who supply products that fit our business model, and by making our product available directly to consumers.

Marketing

We intend to market our product to large automobile companies, automobile retailers, automobile accessory retailers, and general retailers.

Intellectual Property

Our business depends, in part, on the protection of our intellectual property, including our business name, logo, and distinctive branding. We have not taken any measures to protect our intellectual property to this point, so there are no legal barriers to prevent others from using what we regard as our intellectual property. In the future we may decide to file a trademark application to protect our brand, but we cannot guarantee the success of this application. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States, which could increase the likelihood of misappropriation. Furthermore, other companies could develop similar or superior trademarks without violating our intellectual property rights. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive and expensive, and distract the attention of management, and there can be no assurance that we would prevail.

We are in the process of researching patent rights, and at present we are not aware of anyone in Malaysia or China having any patents, trademarks and/or copyright protection for this or any similar product. Upon successful completion of the development of our Product, we plan to apply for patent protection and/or copyright protection in Malaysia, and other jurisdictions in which we conduct business and distribute our Product.

We have selected the name of our company in an attempt to establish our brand name. Although our company name and logo is not trademarked at this time, we anticipate the necessity of a trademark upon successful commercialization of our product in order to protect our brand integrity.

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

Item 2.   Properties

We do not lease or own any real property. We maintain our corporate office at 50 West Liberty Street, Suite 880, Reno, NV 89501 and our operations office in Malaysia is located at Penthouse, Menara Antara, No. 11, Jalan Bukit Ceylong, Kuala Lumpur 50200, Malaysia. This office space is being provided free of charge by our officer and director, Tee Kai Shen.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   (Removed and Reserved)

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

Fiscal Year Ending July 31, 2010
Quarter Ended	High $	Low $
July 31, 2010	N/A	N/A
March 31, 2010	N/A	N/A
December 31, 2009	N/A	N/A
September 30, 2009	N/A	N/A

Fiscal Year Ending July 31, 2009
Quarter Ended	High $	Low $
July 31, 2009	N/A	N/A
March 31, 2009	N/A	N/A
December 31, 2008	N/A	N/A
September 30, 2008	N/A	N/A

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

Holders of Our Common Stock

As of July 31, 2010, we had 2,150,000 shares of our common stock issued and outstanding, held by 40 shareholders of record.

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

Results of Operations for the Years Ended July 31, 2010 and 2009 and for the period from inception (July 27, 2007) to July 31, 2010

We have not earned any revenues since our inception.  We are presently in the development stage of our business and we can provide no assurance that we will develop a viable product, or if such product is developed, that we will be able to generate sufficient sales and enter into commercial production.

Our operating expenses for the year ended July 31, 2010 consisted of professional fees in the amount of $20,500 and filing fees in the amount of $5,000, while our operating expenses for the year ended July 31, 2009 consisted of professional fees in the amount of $9,500.  Our operating expenses for the period from inception (July 27, 2008) through July 31, 2010 consisted of professional fees in the amount of $79,000 and filing fees in the amount of $5,000.

We had a net loss of $25,500 for the year ended July 31, 2010, compared with a net loss of $9,500 for the year ended July 31, 2009, and a net loss of $84,000 for the period from inception (July 27, 2007) to July 31, 2010.

Liquidity and Capital Resources

As of July 31, 2010, we had total current assets of $2,000. Our total current liabilities as of July 31, 2010 were $43,000.  Thus, we have a working capital deficit of $41,000 as of July 31, 2010.

Operating activities used $84,158 in cash for the period from inception (July 27, 2007) to July 31, 2010. Our net loss of $84,000 was the primary negative component of our operating cash flow. Cash flows provided by financing activities during the period from inception (July 27, 2007) to July 31, 2010 consisted of $84,158 with $43,000 as proceeds from the issuance of common stock and $41,158 as loans from our officer and director.

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

Off Balance Sheet Arrangements

As of July 31, 2010, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of July 31, 2010 and 2009
F-3	Statements of Operations for the Years Ended July 31, 2010 and July 31, 2009 and period from inception (July 27, 2007) to July 31, 2010
F-4	Statement of Stockholders’ Equity for period from inception (July 27, 2007) to July 31, 2010
F-5	Statements of Cash Flows for the Years Ended July 31, 2010 and July 31, 2009 and period from inception (July 27, 2007) to July 31, 2010
F-6	Notes to Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors
Rolling Technologies, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Rolling Technologies, Inc., as of July 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from July 27, 2007 (date of inception) to July 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Technologies, Inc., as of July 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended and the period from July 27, 2007 (date of inception) to July 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Rolling Technologies, Inc. will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
October 25, 2010

ROLLING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JULY 31, 2010 AND 2009

	July 31, 2010	July 31, 2009
ASSETS
Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	2,000	0

TOTAL ASSETS	$2,000	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$1,842	$0
Loan payable – related party	41,158	15,500
Total Liabilities	43,000	15,500

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(84,000)	(58,500)
Total Stockholders’ Deficit	(41,000)	(15,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,000	$0

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO JULY 31, 2010

	Year ended July 31, 2010	Year ended July 31, 2009	Period from July 27, 2007 (Inception) to July 31, 2010

REVENUES	$0	$0	$0

EXPENSES
Professional fees	20,500	9,500	79,000
Filing fees	5,000	0	5,000
TOTAL EXPENSES	25,500	9,500	84,000

LOSS FROM OPERATIONS	(25,500)	(9,500)	(84,000)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(25,500)	$(9,500)	$(84,000)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO JULY 31, 2010

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, July 27, 2007	0	$0	$0	$0	$0

Issuance of common stock for cash @ $0.001 per share	2,150,000	2,150	40,850	-	43,000

Net loss for the period ended July 31, 2007	-	-	-	(4,000)	(4,000)

Balance, July 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the year ended July 31, 2008	-	-	-	(45,000)	(45,000)

Balance, July 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)

Net loss for the year ended July 31, 2009	-	-	-	(9,500)	(9,500)

Balance, July 31, 2009	2,150,000	2,150	40,850	(58,500)	(15,500)

Net loss for the year ended July 31, 2010	-	-	-	(25,500)	(25,500)

Balance, July 31, 2010	2,150,000	$2,150	$40,850	$(84,000)	$(41,000)

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO JULY 31, 2010

	Year ended July 31, 2010	Year ended July 31, 2009	Period from July 27, 2007 (Inception) to July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(25,500)	$(9,500)	$(84,000)
Change in non-cash working capital items
Changes in assets and liabilities:
(Increase) in prepaid expenses	(2,000)	0	(2,000)
Increase in accrued expenses	1,842	0	1,842
CASH FLOWS USED BY OPERATING ACTIVITIES	(25,658)	(9,500)	(84,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	43,000
Loan received from related party	25,658	9,500	41,158
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,658	9,500	84,158

NET INCREASE (DECREASE) IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Rolling Technologies, Inc. (“Rolling” and the “Company”) was incorporated in Nevada on July 27, 2007.  The Company is in the process of developing a portable, light-weight car-top carrier that combines the strength of a box carrier with the convenience of a bag carrier for a retail price of under $50.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a July 31 fiscal year end.

Cash and Cash Equivalents
Rolling considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At July 31, 2010 and 2009, the Company had $0 of cash.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accrued expenses and loans payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

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

ROLLING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2010.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of July 31, 2010, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Rolling does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses consisted of the balance of a retainer paid for legal services during the period ended July 31, 2010. Prepaid expenses totaled $2,000 and $0 as of July 31, 2010 and 2009.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at July 31, 2010 consisted of amounts owed to the Company’s attorneys.  Accrued expenses totaled $1,842 and $0 as of July 31, 2010 and 2009.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital.  The loans are due upon demand, non-interest bearing, and unsecured. The balances due on the loan were $41,158 and $15,500 as of July 31, 2010 and 2009, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company has 100,000,000 shares of $0.001 par value common stock authorized.

As of July 31, 2010, Rolling had 2,150,000 shares of common stock issued and outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Rolling neither owns nor leases any real or personal property. An office has provided office services without charge.  There is no obligation for this arrangement to continue.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

ROLLING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 7 – INCOME TAXES

As of July 31, 2010, the Company had net operating loss carry forwards of approximately $84,000 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2010	2009
Federal income tax benefit attributable to:
Current Operations	$8,670	$3,230
Less: valuation allowance	(8,670)	(3,230)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$28,560	$19,890
Less: valuation allowance	(28,560)	(19,890)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $84,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – LIQUIDITY AND GOING CONCERN

Rolling has negative working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 25, 2010, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending July 31, 2010.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2010.

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

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of July 31, 2010 and their present positions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended July 31, 2010, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended July 31, 2010:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Tee Kai Shen, President, CEO and Director	1	0	0
Tam Siew Suan, Director	1	0	0

Code of Ethics

July 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended July 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tee Kai Shen President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2010.

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

Stock Option Plans

We did not have a stock option plan in place as of July 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of July 31, 2010, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,150,000 Shares of Common Stock issued and outstanding as of July 31, 2010.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

We have received loans from Tee Kai Shen, our officer and director, for working capital.  The loans are due upon demand, non-interest bearing, and unsecured. The balances due on the loan were $41,158 and $15,500 as of July 31, 2010 and 2009, respectively.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$10,000	$0	$0	$0
2009	$10,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form SB-2 filed on September 18, 2007.

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
November 3, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Tee Kai Shen
Tee Kai Shen President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
November 3, 2010

By:	/s/ Tam Siew Suan
Tam Siew Suan Director
November 3, 2010