Form 10-Q
period 2010-10-31
Rolling Technologies, Inc.
filed 2010-12-20
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-53982

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,150,000 common shares as of November 30, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of October 31, 2010 (unaudited) and July 31, 2010;
F-2	Statements of Operations for the three months ended October 31, 2010 and 2009 and period from July 27, 2007 (Inception) to October 31, 2010 (unaudited);
F-3	Statements of Stockholders’ Deficit for period from July 27, 2007 (Inception) to October 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the three months ended October 31, 2010 and 2009 and period from July 27, 2007 (Inception) to October 31, 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

ROLLING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JULY 31, 2010 AND OCTOBER 31, 2010

	October 31, 2010 (unaudited)	July 31, 2010
ASSETS
Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	2,000	2,000

TOTAL ASSETS	$2,000	$2,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$1,842	$1,842
Loan payable – related party	43,158	41,158
Total Liabilities	45,000	43,000

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(86,000)	(84,000)
Total Stockholders’ Deficit	(43,000)	(41,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,000	$2,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO OCTOBER 31, 2010

	Three months ended October 31, 2010	Three months ended October 31, 2009	Period from July 27, 2007 (Inception) to October 31, 2010

REVENUES	$0	$0	$0

EXPENSES
Professional fees	2,000	2,000	81,000
Filing fees	0	0	5,000
TOTAL EXPENSES	2,000	2,000	86,000

LOSS FROM OPERATIONS	(2,000)	(2,000)	(86,000)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(2,000)	$(2,000)	$(86,000)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO OCTOBER 31, 2010

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, July 27, 2007	0	$0	$0	$0	$0

Issuance of common stock for cash @ $0.001 per share	2,150,000	2,150	40,850	-	43,000

Net loss for the period ended July 31, 2007	-	-	-	(4,000)	(4,000)

Balance, July 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the year ended July 31, 2008	-	-	-	(45,000)	(45,000)

Balance, July 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)

Net loss for the year ended July 31, 2009	-	-	-	(9,500)	(9,500)

Balance, July 31, 2009	2,150,000	2,150	40,850	(58,500)	(15,500)

Net loss for the year ended July 31, 2010	-	-	-	(25,500)	(25,500)

Balance, July 31, 2010	2,150,000	2,150	40,850	(84,000)	(41,000)

Net loss for the period ended October 31, 2010	-	-	-	(2,000)	(2,000)

Balance, October 31, 2010	2,150,000	$2,150	$40,850	$(86,000)	$(43,000)

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO OCTOBER 31, 2010

	Three months ended October 31, 2010	Three months ended October 31, 2009	Period from July 27, 2007 (Inception) to October 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,000)	$(2,000)	$(86,000)
Change in non-cash working capital items
Changes in assets and liabilities:
(Increase) in prepaid expenses	0	0	(2,000)
Increase in accrued expenses	0	0	1,842
CASH FLOWS USED BY OPERATING ACTIVITIES	2,000	2,000	86,158

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	43,000
Loan received from related party	2,000	2,000	43,158
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,000	2,000	86,158

NET INCREASE (DECREASE) IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2010

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

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an July 31 fiscal year end.

Cash and Cash Equivalents
Rolling considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At October 31, 2010 and July 31, 2010, the Company had $0 of cash.

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
OCTOBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2010.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of October 31, 2010, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Rolling does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses consisted of the balance of a retainer paid for legal services during the period ended October 31, 2010. Prepaid expenses totaled $2,000 and $0 as of October 31, 2010 and July 31, 2010.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at October 31, 2010 consisted of amounts owed to the Company’s attorneys.  Accrued expenses totaled $1,842 and $0 as of October 31, 2010 and 2009.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital.  The loans are due upon demand, non-interest bearing, and unsecured. The balances due on the loan were $43,158 and $41,158 as of October 31, 2010 and July 31, 2010, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company has 100,000,000 shares of $0.001 par value common stock authorized.

As of October 31, 2010, Rolling had 2,150,000 shares of common stock issued and outstanding.

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

ROLLING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 7 – INCOME TAXES

As of October 31, 2010, the Company had net operating loss carry forwards of approximately $86,000 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2010	2009
Federal income tax benefit attributable to:
Current Operations	$8,670	$3,230
Less: valuation allowance	(8,670)	(3,230)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$29,240	$19,890
Less: valuation allowance	(29,240)	(19,890)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $86,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 30, 2010, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

Figure 1

Figure 2

Results of Operations for the three months ended October 31, 2010 and 2009 and Period from July 27, 2007 (Date of Inception) until October 31, 2010

We generated no revenue for the period from July 27, 2007 (Date of Inception) until October 31, 2010. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our Product.

We incurred operating expenses of $2,000 for the three months ended October 31, 2010, compared with $2,000 for the three months ended October 31, 2009. Our operating expenses for the period from July 27, 2007 (Date of Inception) until October 31, 2010, equaled $86,000.  Our operating expenses for all periods consist entirely of Professional Fees.

We recorded a net loss of $2,000 for the three months ended October 31, 2010, compared with $2,000 for the three months ended October 31, 2009, and a net loss of $86,000 for the period from July 27, 2007 (Date of Inception) until October 31, 2010.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our reporting obligations as a public company.

Liquidity and Capital Resources

As of October 31, 2010, we had total current assets of $2,000. We had $45,000 current liabilities as of October 31, 2010. Thus, we had a working capital deficit of $43,000 as of October 31, 2010.

Operating activities used $86,158 in cash for the period from July 27, 2007 (Date of Inception) until October 31, 2010.  Financing Activities during the period from July 27, 2007 (Date of Inception) until October 31, 2010 generated $86,158 in cash during the period.

We expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of October 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of October 31, 2010, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Tee Kai Shen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2010.

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

Rolling Technologies, Inc.

Date:	December 17, 2010

By: /s/ Tee Kai Shen Tee Kai Shen Title: Chief Executive Officer and Director