Form 10-Q
period 2011-01-31
Rolling Technologies, Inc.
filed 2011-03-14
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,150,000 common shares as of March 8, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of January 31, 2011 and July 31, 2010 (unaudited);
F-2	Statements of Operations for the three and six months ended January 31, 2011 and 2010 and period from July 27, 2007 (Inception) to January 31, 2011 (unaudited);
F-3	Statements of Stockholders’ Deficit for period from July 27, 2007 (Inception) to January 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the six months ended January 31, 2011 and 2010 and period from July 27, 2007 (Inception) to January 31, 2011 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

ROLLING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF JANUARY 31, 2011 AND JULY 31, 2010

	January 31, 2011	July 31, 2010
ASSETS
Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	2,000	2,000

TOTAL ASSETS	$2,000	$2,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$1,842	$1,842
Loan payable – related party	45,158	41,158
Total Liabilities	47,000	43,000

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(88,000)	(84,000)
Total Stockholders’ Deficit	(45,000)	(41,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,000	$2,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 AND 2010
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO JANUARY 31, 2011

	Three Months ended January 31, 2011	Three Months ended January 31, 2010	Six Months ended January 31, 2011	Six Months ended January 31, 2010	Period from July 27, 2007 (Inception) to January 31, 2011

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Professional fees	2,000	2,000	4,000	4,000	83,000
Filing fees	0	0	0	0	5,000
TOTAL EXPENSES	2,000	2,000	4,000	4,000	88,000

LOSS FROM OPERATIONS	(2,000)	(2,000)	(4,000)	(4,000)	(88,000)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(2,000)	$(2,000)	$(4,000)	$(4,000)	$(88,000)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO JANUARY 31, 2011

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, July 27, 2007	0	$0	$0	$0	$0

Issuance of common stock for cash @ $0.001 per share	2,150,000	2,150	40,850	-	43,000

Net loss for the period ended July 31, 2007	-	-	-	(4,000)	(4,000)

Balance, July 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the year ended July 31, 2008	-	-	-	(45,000)	(45,000)

Balance, July 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)

Net loss for the year ended July 31, 2009	-	-	-	(9,500)	(9,500)

Balance, July 31, 2009	2,150,000	2,150	40,850	(58,500)	(15,500)

Net loss for the year ended July 31, 2010	-	-	-	(25,500)	(25,500)

Balance, July 31, 2010	2,150,000	2,150	40,850	(84,000)	(41,000)
Net loss for the period ended January 31, 2011	-	-	-	(4,000)	(4,000)

Balance, January 31, 2011	2,150,000	$2,150	$40,850	$(88,000)	$(45,000)

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JANUARY 31, 2011 AND 2010
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO JANUARY 31, 2011

	Six Months ended January 31, 2011	Six Months ended January 31, 2010	Period from July 27, 2007 (Inception) to January 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,000)	$(4,000)	$(88,000)
Change in non-cash working capital items
Changes in assets and liabilities:
(Increase) in prepaid expenses	0	0	(2,000)
Increase in accrued expenses	0	0	1,842
CASH FLOWS USED BY OPERATING ACTIVITIES	4,000	4,000	(88,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	43,000
Loan received from related party	4,000	4,000	45,158
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,000	4,000	88,158

NET INCREASE (DECREASE) IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2011

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

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2010 audited financial statements.  The results of operations for the period ended January 31, 2011 is not necessarily indicative of the operating results for the full year.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a July 31 fiscal year end.

Cash and Cash Equivalents
Rolling considers all highly liquid investments with maturities of six months or less to be cash equivalents.  At January 31, 2011 and July 31, 2010, the Company had $0 of cash.

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

ROLLING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2011.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of January 31, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Rolling does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses consisted of the balance of a retainer paid for legal services during the period ended January 31, 2011. Prepaid expenses totaled $2,000 and $2,000 as of January 31, 2011 and July 31, 2010.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at January 31, 2011 consisted of amounts owed to the Company’s attorneys.  Accrued expenses totaled $1,842 as of January 31, 2011 and July 31, 2010.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital.  The loans are due upon demand, non-interest bearing, and unsecured. The balances due on the loan were $45,158 and $41,158 as of January 31, 2011 and July 31, 2010, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company has 100,000,000 shares of $0.001 par value common stock authorized.  As of January 31, 2011, Rolling had 2,150,000 shares of common stock issued and outstanding.

ROLLING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2011

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

NOTE 7 – INCOME TAXES

As of January 31, 2011, the Company had net operating loss carry forwards of approximately $88,000 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2011	2010
Federal income tax benefit attributable to:
Current Operations	$1,360	$1,360
Less: valuation allowance	(1,360)	(1,360)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2011	July 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$29,920	$28,560
Less: valuation allowance	(29,920)	(28,560)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $88,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 8, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

Figure 1

Figure 2

Results of Operations for the Three months and Six Months Ended January 31, 2011 and 2010 and Period from July 27, 2007 (Date of Inception) until January 31, 2011

We generated no revenue for the period from July 27, 2007 (Date of Inception) until January 31, 2011. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our Product.

We incurred operating expenses of $2,000 for the three months ended January 31, 2011, compared with $2,000 for the three months ended January 31, 2010. We incurred operating expenses of $4,000 for the six months ended January 31, 2011, compared with $4,000 for the six months ended January 31, 2010. Our operating expenses for the period from July 27, 2007 (Date of Inception) until January 31, 2011, equaled $88,000.  Our operating expenses for all periods consist entirely of Professional Fees.

We recorded a net loss of $2,000 for the three months ended January 31, 2011, compared with $2,000 for the three months ended January 31, 2010, a net loss of $4,000 for the six months ended January 31, 2011, compared with $4,000 for the six months ended January 31, 2010, and a net loss of $88,000 for the period from July 27, 2007 (Date of Inception) until January 31, 2011.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our reporting obligations as a public company.

Liquidity and Capital Resources

As of January 31, 2011, we had total current assets of $2,000. We had $47,000 current liabilities as of January 31, 2011. Thus, we had a working capital deficit of $45,000 as of January 31, 2011.

Operating activities used $88,158 in cash for the period from July 27, 2007 (Date of Inception) until January 31, 2011.  Financing Activities during the period from July 27, 2007 (Date of Inception) until January 31, 2011 generated $88,158 in cash during the period, represented by $43,000 from proceeds of our common stock and $45,158 in related party loans.

We expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of January 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of January 31, 2011, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Tee Kai Shen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2011.

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

Rolling Technologies, Inc.

Date:	March 14, 2011

By: /s/ Tee Kai Shen Tee Kai Shen Title: Chief Executive Officer and Director