Form 10-Q
period 2011-04-30
Rolling Technologies, Inc.
filed 2011-06-15
CIK 1411730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of June 2, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of April 30, 2011 and July 31, 2010 (unaudited);
F-2	Statements of Operations for the three and nine months ended April 30, 2011 and 2010 and period from July 27, 2007 (Inception) to April 30, 2011 (unaudited);
F-3	Statements of Stockholders’ Deficit for period from July 27, 2007 (Inception) to April 30, 2011 (unaudited);
F-4	Statements of Cash Flows for the nine months ended April 30, 2011 and 2010 and period from July 27, 2007 (Inception) to April 30, 2011 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF APRIL 30, 2011 AND JULY 31, 2010

	April 30, 2011	July 31, 2010
ASSETS
Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	2,000	2,000

TOTAL ASSETS	$2,000	$2,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$1,842	$1,842
Loan payable – related party	47,158	41,158
Total Liabilities	49,000	43,000

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(90,000)	(84,000)
Total Stockholders’ Deficit	(47,000)	(41,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,000	$2,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 AND 2010

FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO APRIL 30, 2011

	Three Months ended April 30, 2011	Three Months ended April 30, 2010	Nine Months ended April 30, 2011	Nine Months ended April 30, 2010	Period from July 27, 2007 (Inception) to April 30, 2011

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Professional fees	2,000	2,000	6,000	6,000	85,000
Filing fees	0	0	0	0	5,000
TOTAL EXPENSES	2,000	2,000	6,000	6,000	90,000

LOSS FROM OPERATIONS	(2,000)	(2,000)	(6,000)	(6,000)	(90,000)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(2,000)	$(2,000)	$(6,000)	$(6,000)	$(90,000)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO APRIL 30, 2011

				Deficit accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Inception, July 27, 2007	0	$0	$0	$0	$0

Issuance of common stock for cash @ $0.001 per share	2,150,000	2,150	40,850	—	43,000

Net loss for the period ended July 31, 2007	—	—	—	(4,000)	(4,000)

Balance, July 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the year ended July 31, 2008	—	—	—	(45,000)	(45,000)

Balance, July 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)

Net loss for the year ended July 31, 2009	—	—	—	(9,500)	(9,500)

Balance, July 31, 2009	2,150,000	2,150	40,850	(58,500)	(15,500)

Net loss for the year ended July 31, 2010	—	—	—	(25,500)	(25,500)

Balance, July 31, 2010	2,150,000	2,150	40,850	(84,000)	(41,000)

Net loss for the period ended April 30, 2011	—	—	—	(6,000)	(6,000)

Balance, April 30, 2011	2,150,000	$2,150	$40,850	$(90,000)	$(47,000)

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED APRIL 30, 2011 AND 2010

FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO APRIL 30, 2011

	Nine Months ended April 30, 2011	Nine Months ended April 30, 2010	Period from July 27, 2007 (Inception) to April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,000)	$(6,000)	$(90,000)
Change in non-cash working capital items
Changes in assets and liabilities:
(Increase) in prepaid expenses	0	0	(2,000)
Increase in accrued expenses	0	0	1,842
CASH FLOWS USED BY OPERATING ACTIVITIES	6,000	6,000	(90,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	43,000
Loan received from related party	6,000	6,000	47,158
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,000	6,000	90,158

NET INCREASE (DECREASE) IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2011

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2010 audited financial statements. The results of operations for the period ended April 30, 2011 is not necessarily indicative of the operating results for the full year.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a July 31 fiscal year end.

Cash and Cash Equivalents

Rolling considers all highly liquid investments with maturities of six months or less to be cash equivalents. At April 30, 2011 and July 31, 2010, the Company had $0 of cash.

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

APRIL 30, 2011

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2011.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of April 30, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Rolling does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses consisted of the balance of a retainer paid for legal services during the period ended April 30, 2011. Prepaid expenses totaled $2,000 and $2,000 as of April 30, 2011 and July 31, 2010.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at April 30, 2011 consisted of amounts owed to the Company’s attorneys. Accrued expenses totaled $1,842 as of April 30, 2011 and July 31, 2010.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital. The loans are due upon demand, non-interest bearing, and unsecured. The balances due on the loan were $47,158 and $41,158 as of April 30, 2011 and July 31, 2010, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company has 100,000,000 shares of $0.001 par value common stock authorized. As of April 30, 2011, Rolling had 2,150,000 shares of common stock issued and outstanding.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2011

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

NOTE 7 – INCOME TAXES

As of April 30, 2011, the Company had net operating loss carry forwards of approximately $90,000 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2011	2010
Federal income tax benefit attributable to:
Current Operations	$1,360	$1,360
Less: valuation allowance	(1,360)	(1,360)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2011	July 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$30,200	$28,560
Less: valuation allowance	(30,200)	(28,560)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $90,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2011

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 8, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

Overview

We were formed as a Nevada corporation, “Rolling Technologies Inc.,” on July 27, 2007. Our operations office in Malaysia is located at Penthouse, Menara Antara, No. 11, Jalan Bukit Ceylong, Kuala Lumpur 50200, Kuala Lumpur Malaysia. Our phone number is (012) 377-0130.

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

Figure 1

5

Figure 2

Results of Operations for the three and nine months ended April 30, 2011 and for the Period from July 27, 2007 (Date of Inception) until April 30, 2011

We generated no revenues since our inception. We do not anticipate earning revenues until we procure additional financing to manufacture and market our products. There is no assurance that we will earn any revenues or in amounts that will enable us to continue as a going concern.

We incurred $2,000 in operating expenses for the three months ended April 30, 2011, as compared with $2,000 in operating expenses for the same period ended April 30, 2010. We incurred $6,000 in operating expenses for the nine months ended April 30, 2011 as compared with $6,000 in operating expenses for the same period ended April 30, 2010. Our operating expenses for the three and nine months ended April 30, 2011 consisted of professional fees. Our operating expenses from July 27, 2007 (Date of Inception) until April 30, 2011 were 90,000.

We expect that our operating expenses will increase as we are able to locate funds and pursue business operations. Until then, our operating expenses will include general and administrative expenses for accounting fees, legal costs and other miscellaneous items.

We had a net loss of $2,000 for the three months ended April 30, 2011, as compared with a net loss of $2,000 for the same period ended April 30, 2010. We had a net loss of $6,000 for the nine months ended April 30, 2011, as compared with a net loss of $6,000 for the same period ended April 30, 2010. We have an accumulated net loss of $90,000 from July 27, 2007 (Date of Inception) until April 30, 2011.

Liquidity and Capital Resources

As of April 30, 2011, we had total current assets of $2,000, consisting of prepaid expenses. Our total current liabilities as of April 30, 2011 were $49,000. Thus, we have a working capital deficit of $47,000, as of April 30, 2011.

Operating Activities used $90,158 in net cash for the period from July 27, 2007 (Date of Inception) until April 30, 2011. Financing Activities generated $90,159 in cash during the period from July 27, 2007 (Date of Inception) until April 30, 2011, as a result of a private offering of equity securities raising $43,000 and related party loans of $47,158.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of April 30, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our auditors have indicated that our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Tee Kai Shen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2011, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2011.

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

Item 1A:Risk Factors

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
9

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rolling Technologies, Inc.

Date:	June 14, 2011

By:	/s/ Tee Kai Shen
Tee Kai Shen
Title:	Chief Executive Officer and Director

