Form 10-K
period 2011-07-31
Rolling Technologies, Inc.
filed 2011-10-31
CIK 1411730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2011
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,150,000 as of October 27, 2011.

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

Fiscal Year Ending July 31, 2011
Quarter Ended	High $	Low $
July 31, 2011	N/A	N/A
March 31, 2011	N/A	N/A
December 31, 2010	N/A	N/A
September 30, 2010	N/A	N/A

Fiscal Year Ending July 31, 2010
Quarter Ended	High $	Low $
July 31, 2010	N/A	N/A
March 31, 2010	N/A	N/A
December 31, 2009	N/A	N/A
September 30, 2009	N/A	N/A

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

Holders of Our Common Stock

As of July 31, 2011, we had 2,150,000 shares of our common stock issued and outstanding, held by 40 shareholders of record.

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

Results of Operations for the Years Ended July 31, 2011 and 2010 and for the period from inception (July 27, 2007) to July 31, 2011

We have not earned any revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will develop a viable product, or if such product is developed, that we will be able to generate sufficient sales and enter into commercial production.

Our operating expenses for the year ended July 31, 2011 consisted of professional fees in the amount of $14,158 and filing fees in the amount of $955, while our operating expenses for the year ended July 31, 2010 consisted of professional fees in the amount of $20,500 and filing fees in the amount of $5,000. Our operating expenses for the period from inception (July 27, 2008) through July 31, 2011 consisted of professional fees in the amount of $93,158 and filing fees in the amount of $5,955.

We had a net loss of $15,113 for the year ended July 31, 2011, compared with a net loss of $25,500 for the year ended July 31, 2010, and a net loss of $99,113 for the period from inception (July 27, 2007) to July 31, 2011.

Liquidity and Capital Resources

As of July 31, 2011, we had total current assets of $3,000. Our total current liabilities as of July 31, 2011 were $59,113. Thus, we have a working capital deficit of $56,113 as of July 31, 2011.

Operating activities used $16,575 in cash for the year ended July 31, 2011. Our net loss of $15,113 was the primary negative component of our operating cash flow. Cash flows provided by financing activities during year ended July 31, 2011 consisted of $16,575 as loans from our officer and director.

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

Off Balance Sheet Arrangements

As of July 31, 2011, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of July 31, 2011 and 2010
F-3	Statements of Operations for the Years Ended July 31, 2011 and July 31, 2010 and period from inception (July 27, 2007) to July 31, 2011
F-4	Statement of Stockholders’ Deficit for period from inception (July 27, 2007) to July 31, 2011
F-5	Statements of Cash Flows for the Years Ended July 31, 2011 and 2010 and period from inception (July 27, 2007) to July 31, 2011
F-6	Notes to the Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Rolling Technologies, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Rolling Technologies, Inc., as of July 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from July 27, 2007 (date of inception) to July 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Technologies, Inc., as of July 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended and the period from July 27, 2007 (date of inception) to July 31, 2011, in conformity with accounting principles generally accepted in the United States.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

October 24, 2011

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JULY 31, 2011 AND 2010

	2011	2010
ASSETS
Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	3,000	2,000

TOTAL ASSETS	$3,000	$2,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$1,380	$1,842
Loan payable – related party	57,733	41,158
Total Liabilities	59,113	43,000

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(99,113)	(84,000)
Total Stockholders’ Deficit	(56,113)	(41,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,000	$2,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2011 AND 2010

FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO JULY 31, 2011

	Year ended July 31, 2011	Year ended July 31, 2010	Period from July 27, 2007 (Inception) to July 31, 2011

REVENUES	$0	$0	$0

EXPENSES
Professional fees	14,158	20,500	93,158
Filing fees	955	5,000	5,955
TOTAL EXPENSES	15,113	10,000	99,113

LOSS FROM OPERATIONS	(15,113)	(25,500)	(99,113)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(15,113)	$(25,500)	$(99,113)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO JULY 31, 2011

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, July 27, 2007	0	$0	$0	$0	$0

Issuance of common stock for cash @ $0.001 per share	2,150,000	2,150	40,850	—	43,000

Net loss for the period ended July 31, 2007	—	—	—	(4,000)	(4,000)

Balance, July 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the year ended July 31, 2008	—	—	—	(45,000)	(45,000)

Balance, July 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)

Net loss for the year ended July 31, 2009	—	—	—	(9,500)	(9,500)

Balance, July 31, 2009	2,150,000	2,150	40,850	(58,500)	(15,500)

Net loss for the year ended July 31, 2010	—	—	—	(25,500)	(25,500)

Balance, July 31, 2010	2,150,000	2,150	40,850	(84,000)	(41,000)

Net loss for the year ended July 31, 2011	—	—	—	(15,113)	(15,113)

Balance, July 31, 2011	2,150,000	$2,150	$40,850	$(99,113)	$(56,113)

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2011 AND 2010

FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO JULY 31, 2011

	Year ended July 31, 2011	Year ended July 31, 2010	Period from July 27, 2007 (Inception) to July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(15,113)	$(25,500)	$(99,113)
Change in non-cash working capital items
Changes in assets and liabilities:
(Increase) in prepaid expenses	(1,000)	(2,000)	(3,000)
Increase (decrease) in accrued expenses	(462)	1,842	1,380
CASH FLOWS USED BY OPERATING ACTIVITIES	(16,575)	25,658	(100,733)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	43,000
Loan received from related party	16,575	25,658	57,733
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,575	25,658	100,733

NET INCREASE (DECREASE) IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2011

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

Cash and Cash Equivalents

Rolling considers all highly liquid investments with maturities of six months or less to be cash equivalents. At July 31, 2011 and 2010, the Company had $0 of cash.

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

JULY 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2011.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of July 31, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Rolling does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses consisted amounts prepaid for legal services during the years ended July 31, 2011 and 2010. Prepaid expenses totaled $3,000 and $2,000 as of July 31, 2011 and 2010, respectively.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at July 31, 2011 consisted of amounts owed to the Company’s attorneys and stock transfer agent. Accrued expenses totaled $1,380 and $1,842 as of July 31, 2011 and 2010, respectively.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital. The loans are unsecured, non-interest bearing, and due on demand. The balance due to the shareholder was $57,733 and $41,158 as of July 31, 2011 and 2010, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company has 100,000,000 shares of $0.001 par value common stock authorized. There were no shares of common stock issued during the years ended July 31, 2011 and 2010. As of July 31, 2011, Rolling had 2,150,000 shares of common stock issued and outstanding.

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

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2011

NOTE 7 – INCOME TAXES

As of July 31, 2011, the Company had net operating loss carry forwards of approximately $99,000 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended July 31, 2011 and 2010:

	2011	2010
Federal income tax benefit attributable to:
Current Operations	$5,138	$8,670
Less: valuation allowance	(5,138)	(8,670)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of July 31, 2011 and 2010:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$33,698	$28,560
Less: valuation allowance	(33,698)	(28,560)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $99,113 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 24, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending July 31, 2011.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2011. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2011.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of July 31, 2011 and their present positions.

Name	Age	Position Held with the Company
Tee Kai Shen Penthouse, Menara Antara, No. 11, Jalan Bukit Ceylong, Kuala Lumpur 50200 Kuala Lumpur, Malaysia	26	President, CEO, and Director
Tam Siew Suan 94, Jalan Metro Perdana Barat 12 Taman Usahawan Kepong Kuala Lumpur, Malaysia	50	Director

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended July 31, 2011, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended July 31, 2011:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Tee Kai Shen, President, CEO and Director	0	0	0
Tam Siew Suan, Director	0	0	0

Code of Ethics

July 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended July 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tee Kai Shen President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Tee Kai Shen	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of July 31, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tam Siew Suan	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of July 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of July 31, 2011, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,150,000 Shares of Common Stock issued and outstanding as of July 31, 2011.

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

We have received loans from Tee Kai Shen, our officer and director, for working capital. The loans are due upon demand, non-interest bearing, and unsecured. The balances due on the loan were $57,733 and $41,158 as of July 31, 2011 and 2010, respectively.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$10,000	$0	$0	$0
2010	$10,000	$0	$0	$0
21

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference to the Registration Statement on Form SB-2 filed on September 18, 2007.

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

October 31, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Tee Kai Shen
Tee Kai Shen President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

October 31, 2011

By:	/s/ Tam Siew Suan,
Tam Siew Suan, Director

October 31, 2011

