Form 10-Q
period 2012-04-30
Rolling Technologies, Inc.
filed 2012-05-30
CIK 1411730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of May 25, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2012 and July 31, 2011 (unaudited)
F-2	Statements of Operations for the three and nine months ended April 30, 2012 and 2011 and period from July 27, 2007 (Inception) to April 30, 2012 (unaudited)
F-3	Statements of Cash Flows for the nine months ended April 30, 2012 and 2011 and period from July 27, 2007 (Inception) to April 30, 2012 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF APRIL 30, 2012 AND JULY 31, 2011

	APRIL 30, 2012	JULY 31, 2011
ASSETS
Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	3,000	3,000

TOTAL ASSETS	$3,000	$3,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$1,380	$1,380
Loan payable – related party	63,733	57,733
Total Liabilities	65,113	59,113

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(105,113)	(99,113)
Total Stockholders’ Deficit	(62,113)	(56,113)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,000	$3,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2012 AND 2011

FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO APRIL 30, 2012

	Three months ended April 30, 2012	Three months ended April 30, 2011	Nine months ended April 30, 2012	Nine months ended April 30, 2011	Period from July 27, 2007 (Inception) to April 30, 2012

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Professional fees	2,000	2,000	6,000	6,000	99,158
Filing fees	0	0	0	0	5,955
TOTAL EXPENSES	2,000	2,000	6,000	6,000	105,113

LOSS FROM OPERATIONS	(2,000)	(2,000)	(6,000)	(6,000)	(105,113)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(2,000)	$(2,000)	$(6,000)	$(6,000)	$(105,113)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED APRIL 30, 2012 AND 2011

FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO APRIL 30, 2012

	Nine months ended April 30, 2012	Nine months ended April 30, 2011	Period from July 27, 2007 (Inception) to April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,000)	$(6,000)	$(105,113)
Change in non-cash working capital items
Changes in assets and liabilities:
(Increase) in prepaid expenses	0	0	(3,000)
Increase (decrease) in accrued expenses	0	0	1,380
CASH FLOWS USED BY OPERATING ACTIVITIES	(6,000)	(6,000)	(106,733)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	43,000
Loan received from related party	6,000	6,000	63,733
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,000	6,000	106,733

NET INCREASE (DECREASE) IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2012

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

Cash and Cash Equivalents

Rolling considers all highly liquid investments with maturities of six months or less to be cash equivalents. At April 30, 2012 and July 31, 2011, the Company had $0 of cash.

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

APRIL 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2012.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of April 30, 2012, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Rolling does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses consisted amounts prepaid for legal services at April 30, 2012 and July 31, 2011. Prepaid expenses totaled $3,000 as of April 30, 2012 and July 31, 2011.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at April 30, 2012 and July 31, 2011 consisted of amounts owed to the Company’s attorneys and stock transfer agent. Accrued expenses totaled $1,380 as of April 30, 2012 and July 31, 2011.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital. The loans are unsecured, non-interest bearing, and due on demand. The balance due to the shareholder was $63,733 and $57,733 as of April 30, 2012 and July 31, 2011, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company has 100,000,000 shares of $0.001 par value common stock authorized. There were no shares of common stock issued during the nine months ended April 30, 2012. As of April 30, 2012, Rolling had 2,150,000 shares of common stock issued and outstanding.

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

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 7 – INCOME TAXES

As of April 30, 2012, the Company had net operating loss carry forwards of approximately $105,000 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine months ended April 30, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$2,040	$2,040
Less: valuation allowance	(2,040)	(2,040)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of April 30, 2012 and July 31, 2011:

	April 30, 2012	July 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$35,738	$33,698
Less: valuation allowance	(35,738)	(33,698)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $105,113 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

Figure 1

5

Figure 2

Results of Operations for the three and nine months ended April 30, 2012 and 2011 and for the Period from July 27, 2007 (Date of Inception) until April 30, 2012

We generated no revenues since our inception. We do not anticipate earning revenues until we procure additional financing to manufacture and market our products. There is no assurance that we will earn any revenues or in amounts that will enable us to continue as a going concern.

We incurred $2,000 in operating expenses for the three months ended April 30, 2012, as compared with $2,000 in operating expenses for the same period ended April 30, 2011. We incurred $6,000 in operating expenses for the nine months ended April 30, 2012, as compared with $6,000 in operating expenses for the same period ended April 30, 2011. Our operating expenses for the three and nine months ended April 30, 2012 and 2011 consisted of professional fees. Our operating expenses from July 27, 2007 (Date of Inception) until April 30, 2012 were $105,113.

We expect that our operating expenses will increase as we are able to locate funds and pursue business operations. Until then, our operating expenses will include general and administrative expenses for accounting fees, legal costs and other miscellaneous items.

We had a net loss of $2,000 for the three months ended April 30, 2012, as compared with a net loss of $2,000 for the same period ended April 30, 2011. We had a net loss of $6,000 for the nine months ended April 30, 2012, as compared with a net loss of $6,000 for the same period ended April 30, 2011. We have an accumulated net loss of $105,113 from July 27, 2007 (Date of Inception) until April 30, 2012.

Liquidity and Capital Resources

As of April 30, 2012, we had total current assets of $3,000, consisting of prepaid expenses. Our total current liabilities as of April 30, 2012 were $65,113. Thus, we have a working capital deficit of $62,113, as of April 30, 2012.

Operating Activities used $106,733 in net cash for the period from July 27, 2007 (Date of Inception) until April 30, 2012. Our net loss of $105,113 was the primary component of our negative operating cash flow. Financing Activities generated $106,733 in cash during the period from July 27, 2007 (Date of Inception) until April 30, 2012, as a result of a private offering of equity securities raising $43,000 and related party loans of $63,733.

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

Off Balance Sheet Arrangements

As of April 30, 2012, there were no off balance sheet arrangements.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Tee Kai Shen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2012, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2012.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

Rolling Technologies, Inc.

Date:	May 30, 2012

By:	/s/ Tee Kai Shen
Tee Kai Shen
Title:	Chief Executive Officer and Director

