Form 10-K
period 2012-07-31
Rolling Technologies, Inc.
filed 2012-10-29
CIK 1411730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-53982

Rolling Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	TBD
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Penthouse, Menara Antara No. 11, Jalan Bukit Ceylong, Kuala Lumpur	50200
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 012-377-0130
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of class
Common stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,150,000 as of October 24, 2012.

1

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “ROTE” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending July 31, 2012
Quarter Ended	High $	Low $
July 31, 2012	N/A	N/A
March 31, 2012	N/A	N/A
December 31, 2011	N/A	N/A
September 30, 2011	N/A	N/A

Fiscal Year Ending July 31, 2011
Quarter Ended	High $	Low $
July 31, 2011	N/A	N/A
March 31, 2011	N/A	N/A
December 31, 2010	N/A	N/A
September 30, 2010	N/A	N/A

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

Holders of Our Common Stock

As of July 31, 2012, we had 2,150,000 shares of our common stock issued and outstanding, held by forty (40) shareholders of record.

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

Results of Operations for the Years Ended July 31, 2012 and 2011 and for the period from inception (July 27, 2007) to July 31, 2012

We have not earned any revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will develop a viable product, or if such product is developed, that we will be able to generate sufficient sales and enter into commercial production.

Our operating expenses for the year ended July 31, 2012 consisted of professional fees in the amount of $17,199 and filing fees in the amount of $1,373, while our operating expenses for the year ended July 31, 2011 consisted of professional fees in the amount of $14,158 and filing fees in the amount of $955. Our operating expenses for the period from inception (July 27, 2008) through July 31, 2012 consisted of professional fees in the amount of $110,357 and filing fees in the amount of $7,328.

We had a net loss of $18,572 for the year ended July 31, 2012, compared with a net loss of $15,113 for the year ended July 31, 2011, and a net loss of $117,685 for the period from inception (July 27, 2007) to July 31, 2012.

Liquidity and Capital Resources

As of July 31, 2012, we had total current assets of $0. Our total current liabilities as of July 31, 2012 were $74,685. Thus, we have a working capital deficit of $74,685 as of July 31, 2012.

Operating activities used $12,558 in cash for the year ended July 31, 2012. Our net loss of $18,572 was the primary negative component of our operating cash flow. Cash flows provided by financing activities during year ended July 31, 2012 consisted of $12,558 as loans from our officer and director.

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

Personnel

Tee Kai Shen, our President and Director is currently working approximately 10 to 20 hours per week to meet our needs. As demand requires, Tee Kai Shen will devote additional time. Tam Siew Suan is our Secretary and Director, and devotes enough time to meet our needs. We currently have no other employees. We do not expect to increase our number of employees during the next twelve months.

Off Balance Sheet Arrangements

As of July 31, 2012, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of July 31, 2012 and 2011;
F-3	Statements of Operations for the years ended July 31, 2012 and July 31, 2011 and period from inception (July 27, 2012) to July 31, 2012;
F-4	Statement of Stockholders’ Deficit for the period from inception (July 27, 2007) to July 31, 2012;
F-5	Statements of Cash Flows for the years ended July 31, 2012 and July 31, 2011 and period from inception (July 27, 2007) to July 31, 2012;
F-6	Notes to Financial Statements
12

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Rolling Technologies, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Rolling Technologies, Inc., as of July 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from July 27, 2007 (date of inception) to July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Technologies, Inc., as of July 31, 2012 and 2011 and the results of its operations and cash flows for the years then ended and the period from July 27, 2007 (date of inception) to July 31, 2012, in conformity with accounting principles generally accepted in the United States.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

October 24, 2012

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JULY 31, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	0	3,000

TOTAL ASSETS	$0	$3,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$4,394	$1,380
Loan payable - related party	70,291	57,733
Total Liabilities	74,685	59,113

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(117,685)	(99,113)
Total Stockholders’ Deficit	(74,685)	(56,113)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$3,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2012 AND 2011

FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO JULY 31, 2012

	Year ended July 31, 2012	Year ended July 31, 2011	Period from July 27, 2007 (Inception) to July 31, 2012

REVENUES	$0	$0	$0

EXPENSES
Professional fees	17,199	14,158	110,357
Filing fees	1,373	955	7,328
TOTAL EXPENSES	18,572	15,113	117,685

LOSS FROM OPERATIONS	(18,572)	(15,113)	(117,685)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(18,572)	$(15,113)	$(117,685)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO JULY 31, 2012

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	Capital	Stage	Total

Inception, July 27, 2007	0	$0	$0	$0	$0

Issuance of common stock for cash @ $0.001 per share	2,150,000	2,150	40,850	—	43,000

Net loss for the period ended July 31, 2007	—	—	—	(4,000)	(4,000)

Balance, July 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the year ended July 31, 2008	—	—	—	(45,000)	(45,000)

Balance, July 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)

Net loss for the year ended July 31, 2009	—	—	—	(9,500)	(9,500)

Balance, July 31, 2009	2,150,000	2,150	40,850	(58,500)	(15,500)

Net loss for the year ended July 31, 2010	—	—	—	(25,500)	(25,500)

Balance, July 31, 2010	2,150,000	2,150	40,850	(84,000)	(41,000)

Net loss for the year ended July 31, 2011	—	—	—	(15,113)	(15,113)

Balance, July 31, 2011	2,150,000	2,150	40,850	(99,113)	(56,113)

Net loss for the year ended July 31, 2012	—	—	—	(18,572)	(18,572)

Balance, July 31, 2012	2,150,000	$2,150	$40,850	$(117,685)	$(74,685)

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2012 AND 2011

FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO JULY 31, 2012

	Year ended July 31, 2012	Year ended July 31, 2011	Period from July 27, 2007 (Inception) to July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(18,572)	$(15,113)	$(117,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	3,000	(1,000)	0
Increase (decrease) in accrued expenses	3,014	(462)	4,394
Net Cash Used by Operating Activities	(12,558)	(16,575)	(113,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	43,000
Loan received from related party	12,558	16,575	70,291
Net Cash Provided by Financing Activities	12,558	16,575	113,291

NET INCREASE (DECREASE) IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

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

Cash and Cash Equivalents

Rolling considers all highly liquid investments with maturities of six months or less to be cash equivalents. At July 31, 2012 and 2011, the Company had $0 of cash.

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

JULY 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2012.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of July 31, 2012, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Rolling does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at July 31, 2011 consisted of amounts prepaid for legal services used during the year ended July 31, 2012. Prepaid expenses totaled $0 and $3,000 as of July 31, 2012 and 2011, respectively.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at July 31, 2012 consisted of amounts owed to the Company’s attorneys and stock transfer agent. Accrued expenses totaled $4,394 and $1,380 as of July 31, 2012 and 2011, respectively.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital. The loans are unsecured, non-interest bearing, and due on demand. The balance due to the shareholder was $70,291 and $57,733 as of July 31, 2012 and 2011, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company has 100,000,000 shares of $0.001 par value common stock authorized. There were no shares of common stock issued during the years ended July 31, 2012 and 2011. As of July 31, 2012, Rolling had 2,150,000 shares of common stock issued and outstanding.

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

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 7 – INCOME TAXES

As of July 31, 2012, the Company had net operating loss carry forwards of approximately $118,000 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended July 31, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current Operations	$6,314	$5,138
Less: valuation allowance	(6,314)	(5,138)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of July 31, 2012 and 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$40,012	$33,698
Less: valuation allowance	(40,012)	(33,698)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $117,685 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no events requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending July 31, 2012.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being July 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending July 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of July 31, 2012.

Name	Age	Position Held with the Company
Tee Kai Shen Penthouse, Menara Antara, No. 11, Jalan Bukit Ceylong, Kuala Lumpur 50200 Kuala Lumpur, Malaysia	26	President, CEO, and Director
Tam Siew Suan 94, Jalan Metro Perdana Barat 12 Taman Usahawan Kepong Kuala Lumpur, Malaysia	50	Secretary and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

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

Tam Siew Suan is our Secretary and one of our directors. Tam Siew Suan obtained a Bachelor of Science from University Lampung in 2002. Since that time, Tam Siew Suan has worked as a Senior Engineer at Vintage Manufacturing Co. In this position, Tam Siew Suan has gained experience in design and manufacturing, which have been extremely beneficial in the design and development of our current Product.

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO, Tee Kai Shen, at the address appearing on the first page of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended July 31, 2010, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended July 31, 2012:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Tee Kai Shen, President, CEO and Director	0	0	0
Tam Siew Suan, Secretary and Director	0	0	0

Code of Ethics

As of July 31, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tee Kai Shen President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Tam Siew Suan Secretary and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Tee Kai Shen	-	-	-	-	-	-	-	-	-
Tam Siew Suan	-	-	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of July 31, 2012, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,150,000 Shares of Common Stock issued and outstanding as of July 31, 2012.

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

We have received loans from Tee Kai Shen, our officer and director, for working capital. The loans are due upon demand, non-interest bearing, and unsecured. The balances due on the loan were $70,291 and $57,733 as of July 31, 2012 and 2011, respectively.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$8,000	$0	$0	$0
2011	$8,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended July 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed on September 18, 2007.
19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rolling Technologies, Inc.

By:	/s/ Tee Kai Shen
Tee Kai Shen President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
October 29, 2012

By:	/s/ Tam Siew Suan
Tam Siew Suan Secretary and Director
October 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Tee Kai Shen
Tee Kai Shen President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
October 29, 2012

By:	/s/ Tam Siew Suan
Tam Siew Suan Secretary and Director
October 29, 2012

