Form 10-Q
period 2012-10-31
Rolling Technologies, Inc.
filed 2012-11-28
CIK 1411730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 000-53982

Rolling Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	TBA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of November 26, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2012 and July 31, 2012 (unaudited)
F-2	Statements of Operations for the three months ended October 31, 2012 and 2011 and period from July 27, 2007 (Inception) to October 31, 2012 (unaudited)
F-3	Statements of Cash Flows for the three months ended October 31, 2012 and 2011 and period from July 27, 2007 (Inception) to October 31, 2012 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (UNAUDITED)

AS OF OCTOBER 31, 2012 AND JULY 31, 2012

	October 31, 2012	July 31, 2012
ASSETS
Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$4,394	$4,394
Loan payable – related party	72,291	70,291
Total Liabilities	76,685	74,685

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(119,685)	(117,685)
Total Stockholders’ Deficit	(76,685)	(74,685)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011

FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO OCTOBER 31, 2012

	Three months ended October 31, 2012	Three months ended October 31, 2011	Period from July 27, 2007 (Inception) to October 31, 2012

REVENUES	$0	$0	$0

EXPENSES
Professional fees	2,000	2,000	119,685

LOSS FROM OPERATIONS	(2,000)	(2,000)	(119,685)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(2,000)	$(2,000)	$(119,685)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011

FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO OCTOBER 31, 2012

	Three months ended October 31, 2012	Three months ended October 31, 2011	Period from July 27, 2007 (Inception) to October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,000)	$(2,000)	$(119,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	0	0	0
Increase (decrease) in accrued expenses	0	0	4,394
Net Cash Used by Operating Activities	(2,000)	(2,000)	(115,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	43,000
Loan received from related party	2,000	2,000	72,291
Net Cash Provided by Financing Activities	2,000	2,000	115,291

NET INCREASE (DECREASE) IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

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

Cash and Cash Equivalents

Rolling considers all highly liquid investments with maturities of six months or less to be cash equivalents. At October 31, 2012 and July 31, 2012, the Company had $0 of cash.

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

OCTOBER 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2012.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of October 31, 2012, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Rolling does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses totaled $0 as of October 31, 2012 and July 31, 2012.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at July 31, 2012 consisted of amounts owed to the Company’s attorneys and stock transfer agent. Accrued expenses totaled $4,394 as of October 31, 2012 and July 31, 2012.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital. The loans are unsecured, non-interest bearing, and due on demand. The balance due to the shareholder was $72,291 and $70,291 as of October 31, 2012 and July 31, 2012, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company has 100,000,000 shares of $0.001 par value common stock authorized. There were no shares of common stock issued during the three months ended October 31, 2012. As of October 31, 2012, Rolling had 2,150,000 shares of common stock issued and outstanding.

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

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 7 – INCOME TAXES

As of July 31, 2012, the Company had net operating loss carry forwards of approximately $120,000 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the three months ended October 31, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$680	$680
Less: valuation allowance	(680)	(680)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of October 31, 2012 and July 31, 2012:

	October 31, 2012	July 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$40,692	$40,012
Less: valuation allowance	(40,692)	(40,012)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $119,685 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Figure 1

5

Figure 2

Results of Operations for the three months ended October 31, 2012 and 2011 and for the Period from July 27, 2007 (Date of Inception) until October 31, 2012

We generated no revenues since our inception. We do not anticipate earning revenues until we procure additional financing to manufacture and market our products. There is no assurance that we will earn any revenues or in amounts that will enable us to continue as a going concern.

We incurred $2,000 in operating expenses for the three months ended October 31, 2012, as compared with $2,000 in operating expenses for the same period ended October 31, 2011. Our operating expenses for the three months ended October 31, 2012 and 2011 consisted of professional fees. Our operating expenses from July 27, 2007 (Date of Inception) until October 31, 2012 were $119,685.

We expect that our operating expenses will increase as we are able to locate funds and pursue business operations. Until then, our operating expenses will include general and administrative expenses for accounting fees, legal costs and other miscellaneous items.

We had a net loss of $2,000 for the three months ended October 31, 2012, as compared with a net loss of $2,000 for the same period ended October 31, 2011. We have an accumulated net loss of $119,685 from July 27, 2007 (Date of Inception) until October 31, 2012.

Liquidity and Capital Resources

As of October 31, 2012, we had $0 in current assets. Our total current liabilities as of October 31, 2012 were $76,685. Thus, we have a working capital deficit of $76,685, as of October 31, 2012.

Operating Activities used $115,291 in net cash for the period from July 27, 2007 (Date of Inception) until October 31, 2012. Our net loss of $119,685 was the primary component of our negative operating cash flow. Financing Activities generated $115,291 in cash during the period from July 27, 2007 (Date of Inception) until October 31, 2012, as a result of a private offering of equity securities raising $43,000 and related party loans of $72,291.

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

Off Balance Sheet Arrangements

As of October 31, 2012, there were no off balance sheet arrangements.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Tee Kai Shen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2012, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rolling Technologies, Inc.

Date:	November 28, 2012

By:	/s/ Tee Kai Shen
Tee Kai Shen
Title:	Chief Executive Officer and Director

