Form 10-Q
period 2013-04-30
Rolling Technologies, Inc.
filed 2013-05-29
CIK 1411730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of May 20, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2013 and July 31, 2012 (unaudited)
F-2	Statements of Operations for the three and nine months ended April 30, 2013 and 2012 and period from July 27, 2007 (Inception) to April 30, 2013 (unaudited)
F-3	Statements of Cash Flows for the nine months ended April 30, 2013 and 2012 and period from July 27, 2007 (Inception) to April 30, 2013 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF APRIL 30, 2013 AND JULY 31, 2012

	April 30, 2013	July 31, 2012
ASSETS
Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$4,394	$4,394
Loan payable – related party	76,291	70,291
Total Liabilities	80,685	74,685

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(123,685)	(117,685)
Total Stockholders’ Deficit	(80,685)	(74,685)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE and NINE MONTHS ENDED APRIL 30, 2013 AND 2012

FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO APRIL 30, 2013

	Three months ended April 30, 2013	Three months ended April 30, 2012	Nine months ended April 30, 2013	Nine months ended April 30, 2012	Period from July 27, 2007 (Inception) to April 30, 2013

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Professional fees	2,000	2,000	6,000	6,000	123,685

LOSS FROM OPERATIONS	(2,000)	(2,000)	(6,000)	(6,000)	(123,685)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(2,000)	$(2,000)	$(6,000)	$(6,000)	$(123,685)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED APRIL 30, 2013 AND 2012

FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO APRIL 30, 2013

	Nine months ended April 30, 2013	Nine months ended April 30, 2012	Period from July 27, 2007 (Inception) to April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,000)	$(6,000)	$(123,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	0	0	0
Increase (decrease) in accrued expenses	0	0	4,394
Net Cash Used by Operating Activities	(6,000)	(6,000)	(119,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	43,000
Loan received from related party	6,000	6,000	76,291
Net Cash Provided by Financing Activities	6,000	6,000	119,291

NET INCREASE (DECREASE) IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

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

Cash and Cash Equivalents

Rolling considers all highly liquid investments with maturities of six months or less to be cash equivalents. At April 30, 2013 and July 31, 2012, the Company had $0 of cash.

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

APRIL 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2013.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of April 30, 2013, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Rolling does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses totaled $0 as of April 30, 2013 and July 31, 2012.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at April 30, 2013 and July 31, 2012 consisted of amounts owed to the Company’s attorneys and stock transfer agent. Accrued expenses totaled $4,394 as of April 30, 2013 and July 31, 2012.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital. The loans are unsecured, non-interest bearing, and due on demand. The balance due to the shareholder was $76,291 and $70,291 as of April 30, 2013 and July 31, 2012, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company has 100,000,000 shares of $0.001 par value common stock authorized. There were no shares of common stock issued during the three months ended April 30, 2013. As of April 30, 2013, Rolling had 2,150,000 shares of common stock issued and outstanding.

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

ROLLING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 7 – INCOME TAXES

As of April 30, 2013, the Company had net operating loss carry forwards of approximately $124,000 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine months ended April 30, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$2,040	$2,040
Less: valuation allowance	(2,040)	(2,040)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of April 30, 2013 and July 31, 2012:

	April 30, 2013	July 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$42,052	$40,012
Less: valuation allowance	(42,052)	(40,012)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $124,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

4

Figure 1

5

Figure 2

6

Results of Operations for the three and nine months ended April 30, 2013 and 2012 and for the Period from July 27, 2007 (Date of Inception) until April 30, 2013

We generated no revenues since our inception. We do not anticipate earning revenues until we procure additional financing to manufacture and market our products. There is no assurance that we will earn any revenues or in amounts that will enable us to continue as a going concern.

We incurred $2,000 in operating expenses for the three months ended April 30, 2013, as compared with $2,000 in operating expenses for the same period ended April 30, 2012. We incurred $6,000 in operating expenses for the nine months ended April 30, 2013, as compared with $6,000 in operating expenses for the same period ended April 30, 2012. Our operating expenses for the three and nine months ended April 30, 2013 and 2011 consisted of professional fees. Our operating expenses from July 27, 2007 (Date of Inception) until April 30, 2013 were $123,685.

We expect that our operating expenses will increase as we are able to locate funds and pursue business operations. Until then, our operating expenses will include general and administrative expenses for accounting fees, legal costs and other miscellaneous items.

We had a net loss of $2,000 for the three months ended April 30, 2013, as compared with a net loss of $2,000 for the same period ended April 30, 2012. We had a net loss of $6,000 for the nine months ended April 30, 2013, as compared with a net loss of $6,000 for the same period ended April 30, 2012. We have an accumulated net loss of $123,685 from July 27, 2007 (Date of Inception) until April 30, 2013.

Liquidity and Capital Resources

As of April 30, 2013, we had $0 in current assets. Our total current liabilities as of April 30, 2013 were $80,685. Thus, we have a working capital deficit of $80,685, as of April 30, 2013.

Operating Activities used $119,291 in net cash for the period from July 27, 2007 (Date of Inception) until April 30, 2013. Our net loss of $123,685 was the primary component of our negative operating cash flow. Financing Activities generated $119,291 in cash during the period from July 27, 2007 (Date of Inception) until April 30, 2013, as a result of a private offering of equity securities raising $43,000 and related party loans of $76,291.

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

Off Balance Sheet Arrangements

As of April 30, 2013, there were no off balance sheet arrangements.

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

7

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Tee Kai Shen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2013, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2013.

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

8

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rolling Technologies, Inc.

Date:	May 29, 2013

By:	/s/ Tee Kai Shen
Tee Kai Shen
Title:	Chief Executive Officer and Director

10