Form 10-K
period 2013-07-31
Solaris Power Cells, Inc.
filed 2013-10-28
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 000-53982

SOLARIS POWER CELLS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3386352
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

3111 E. Tahquitz Way, Palm Springs, California, 92262
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: 760-600-5272

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of Exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes [X] No

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
[X ] Yes [ ] No

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of January 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $19,000, based on 950,000 shares of common stock held by non-affiliates and last sales price prior to January 31, 2013, being $0.02 per share.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
62,246,666 shares of common stock as at October 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not Applicable

PART I

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this annual report on Form 10-K include statements about:

  our marketing plan;

  our plans to hire industry experts and expand our management team;

  our beliefs regarding the future of our competitors;

  our anticipated development schedule;

  the anticipated benefits of our product;

  our expectation that the demand for our products will eventually increase; and

  our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

  general economic and business conditions;

  we may have product liability claims;

  we may not be successful in commercialization of our products;

  regulatory changes may hurt the market for our products;

  we may not be able to protect our intellectual property rights;

  our auditors have issued a going concern opinion regarding our company;

  for, among other things, capital, products and skilled personnel; and

  other factors discussed under the section entitled “Risk Factors”,

any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this report, the terms “we”, “us” and “our” mean Solaris Power Cells, Inc., a Nevada corporation. In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

ITEM 1. BUSINESS.

Overview

We were formed as a Nevada corporation, “Rolling Technologies, Inc.,” on July 27, 2007. On August 12, 2013, we changed our name to Solaris Power Cells, Inc. Effective August 12, 2013, we effected a 24 to 1 forward stock split of our authorized, and issued and outstanding shares of common stock. Our authorized common stock increased from 90,000,000 shares of common stock to 2,160,000,000 shares of common stock, and our issued and outstanding capital increased from 2,150,000 shares of common stock to 51,600,000 shares of common stock. As of October 21, 2013, we had 62,146,666 common shares issued and outstanding. All references to shares of our common stock are on a post-split basis.

We are a development stage company and have not generated any sales to date. We are in the business of developing our energy storage device. We do not have any contracts in place relating to the manufacturing, development, or sales of our future products.

Our Product

We are developing a renewable energy storage device, known as a “passive electron storage array”, to market to residential and commercial industrial users. We currently have developed a prototype of our Solaris Power Cell, which is a 100% lead-free, solid state digital storage device. Our device provides a PCBA (Printed Circuit Board Assembly) that creates an intelligent power cell creating digital energy storage solution capable of providing energy storage to applications normally reliant and equipped with highly toxic lead acid, nickel metal hydride batteries. Our products can use any renewable energy source including sun, wind, water, motion or thermal to provide the energy to be stored. Our product may also be used with non-renewable energy sources.

Our system stores DC energy at a rate limited only by the network feeding it, as it has efficiencies of 98.777%. Our product design allows for mass production and we anticipate it will compete head on with lead acid batteries.

Off-grid lithium-ion and other battery types currently used in energy storage is limited in the flow of energy that can be accepted and stored at any given time and suffer from deficiencies such as short-life-cycles and are a hazardous waste product. In a typical battery, only a percentage of the energy sent to the battery is accepted; the balance is wasted. Our product is anticipated to accept close to 100% of its storage capacity very quickly because our charging process is only limited by the network, and not our technology.

In other words, a normal battery can take hours to recharge, whereas our product can recharge in significantly less time compared to similar voltage storage capacity. A typical battery has a lifespan of 400-500 charge/discharge cycles, whereas our product can have 1,000,000 charge/discharge cycles.

Solar panel manufacturers and other energy providers are working to maximize the amount of electrical power they can generate, but they are losing that power to poor battery performance. We hope we can provide a better solution to those manufactures for use by the end users, and into new markets.

We incorporate and implement a digital balancing design to insure the proper voltage is maintained on each power cell, thus making each cell smart. The energy is available to the regulator circuits that will regulate the output, current and voltage. The capacity of the storage transfer rate is not limited in voltage or current and is controlled by our intelligent power controller and can be configured per application. The output of regulator section can be greater or less that the input voltage provided by the power cell. The output from the power cell system is regulated AC or DC power provided to the connected electrical systems.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a legal action, we may not have sufficient funds to defend the litigation.

Employees

We are a development stage company and currently have no employees, other than our officers and directors.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks. We currently rely on trade secrets to protect our intellectual property. We have filed a provisional Patent Application with the United States Patent & Trademark Office (USTPO) and have received Patent Application Serial Number 61,885,027 as described under section 37 CFR 1.53(c).

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report on Form 10-K before investing in our common stock.

Risks Associated with our Business

We will encounter manufacturing risks and may face product liability claims.

Our manufacture and sale of battery systems may expose us to significant risk of product liability claims. We may obtain product liability insurance, but such coverage may be inadequate to protect us from any liabilities we may incur, or we may not be able to maintain adequate product liability insurance at acceptable rates. If a product liability claim or series of claims were brought against us for uninsured liabilities or for amounts in excess of insurance coverage, and it is ultimately determined that we are liable, we may be liable to pay the claim, which could exceed the resources available to us. In addition, we could experience some material design or manufacturing failure, a quality system failure, other safety issues or heightened regulatory scrutiny that may warrant a recall of our products. A recall of any of our products could also result in increased product liability claims and damage to our reputation.

Since we lack a meaningful operating history, it is difficult for potential investors to evaluate our business.

Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. We are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by new companies in an intensely competitive industry. Our business is dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for, among other things, the manufacturing of our products on commercially favorable terms. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

We may not be able to achieve commercialization of any products on the timetable we anticipate, or at all.

We cannot guarantee that we will be able to continue to develop commercially viable battery systems on the timetable we anticipate, or at all. The continued commercialization of our battery system requires substantial technological advances to improve the efficiency, functionality, durability, reliability, cost and performance of these products and to develop commercial volume manufacturing processes for our future products. Developing our technology may require substantial capital, and we cannot assure you that we will be able to generate or secure sufficient funding on acceptable terms to pursue commercialization plans on a larger scale. In addition, before any product can be released to market, it must be subjected to numerous field tests. These field tests may encounter problems and delays for a number of reasons, many of which are beyond our control. If these field tests reveal technical defects or reveal that our potential products do not meet performance goals, including useful life, reliability, and durability, our commercialization schedule could be delayed, and potential purchasers may decline to purchase future systems and products.

The commercialization of our battery systems also may depend on our ability to significantly reduce the costs of future systems and products. We cannot assure you that we will be able to sufficiently reduce the cost of these products versus existing technologies without reducing performance, reliability and durability, which would adversely affect consumers' willingness to buy future products.

We cannot assure you that we will be able to successfully execute our business plan.

The execution of our business plan poses many challenges and is based on a number of assumptions. We cannot assure you that we will be able to execute our business plan. Narrowing the scope of our development activities may not accelerate product commercialization. If we experience significant cost overruns on any of our product development programs, or if our business plan is more costly than anticipated, certain research and development activities may be delayed or eliminated, resulting in changes or delays to our commercialization plans.

Potential fluctuations in our financial and business results makes forecasting difficult and may restrict our access to funding for our commercialization plan.

We expect our operating results to vary significantly from quarter to quarter and even year to year. As a result, quarter to quarter or year to year comparisons of these operating results are not expected to be meaningful. Due to our business' stage of development, it is difficult to predict potential future revenues, if any, or results of operations accurately. It is likely that in one or more future quarters our operating results will fall below the expectations of investors or securities analysts, if any, who follow our Company. In addition, investors or security analysts may misunderstand our business decisions or have expectations that are inconsistent with our business plan. This may result in our business activities not meeting their expectations. Not meeting investor or security analyst expectations may materially and adversely impact the trading price of our common shares, and increase the cost and restrict our ability to secure required funding to pursue our commercialization plans.

A mass market for our products may never develop or may take longer to develop than we anticipate.

We do not know whether end-users will want to use our products. The development of a mass market for our battery system may be affected by many factors, some of which are beyond our control, including the emergence of newer, more competitive technologies and products, the future cost of raw materials used by our systems, regulatory requirements, consumer perceptions of the safety of any developed products, and consumer reluctance to buy a new product.

If a mass market fails to develop or develops more slowly than anticipated, we may be unable to recover the losses it will have incurred in the development of our current and potential future products and may never achieve profitability. In addition, we cannot guarantee that we will be able to develop, manufacture or market any products if sales levels do not support the continuation of those products.

Regulatory changes could hurt the market for our products.

Changes in existing government regulations and the emergence of new regulations with respect to our products may hurt the market for our future products. Environmental laws and regulations in the U.S. and other countries have driven interest in alternate energy systems. We cannot guarantee that these laws and policies will not change. Changes in these laws and other laws and policies or the failure of these laws and policies to become more widespread could result in consumers abandoning their interest in our products in favor of alternative technologies. In addition, as alternative energy products are introduced into the market, the governments in countries we intend to market our products may impose burdensome requirements and restrictions on the use of these technologies that could reduce or eliminate demand for some or all of our potential products.

If we fail to protect our intellectual property rights, competitors may be able to use our technology, which could weaken our competitive position, eliminate the potential for future revenue and increase costs.

We believe that our long-term success will depend to a large degree on our ability to protect the proprietary technology that we have developed or any other technology that we may develop or acquire in the future. Although we intend to aggressively pursue anyone we reasonably believe is infringing upon our intellectual property rights, initiating and maintaining suits against third parties that may infringe upon those intellectual property rights will require substantial financial resources. In addition, significant financial resources could be required to defend against any suits brought against us claiming our infringement of others' intellectual property rights. We may not have the financial resources to bring or defend such suits, and if such suits emerge, we may not prevail. Regardless of our success in any such actions, we could incur significant expenses in connection with such suits.

Failure to protect any intellectual property rights could seriously harm our business and prospects because we believe that developing new systems and products that are unique to us is critical to our success. We will rely on patent, trade secret, trademark and copyright law to protect our intellectual property. However, some of the intellectual property may not be covered by any patent or patent application, and certain patents will eventually expire. We cannot assure that any present or future issued patents will protect the technology. Moreover, our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there is no assurance that:

  any of the patents or patent applications developed, acquired or licensed by us will not be invalidated, circumvented, challenged, rendered unenforceable;

  licensed to others; or

  any potential future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain countries.

We may also seek to protect any proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with strategic partners and employees. We can provide no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships.

Future intellectual property may be acquired without typical representations and warranties. If necessary or desirable, we may seek further licenses under the patents or other intellectual property rights of others. However, we can give no assurances that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for intellectual property we use could cause us to incur substantial liabilities and to suspend the development, manufacture or shipment of products or our use of processes requiring the use of such intellectual property.

We may be involved in intellectual property litigation that causes us to incur significant expenses or prevents us from selling any developed products.

We may become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or commence lawsuits against others who we believe are infringing upon our rights. Involvement in intellectual property litigation could result in significant expense, adversely affecting the development of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in its favor. In the event of an adverse outcome as a defendant in any such litigation, we may, among other things, be required to:

  pay substantial damages;

  cease the development, manufacture, use, sale or importation of any developed products that infringe upon other patented intellectual property;

  expend significant resources to develop or acquire non-infringing intellectual property;

  discontinue processes incorporating infringing technology; or

  obtain licenses to the infringing intellectual property.

We can provide no assurance that we would be successful in such development or acquisition, or that such licenses would be available upon reasonable terms. Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a material adverse effect on our business and financial results.

We will face significant competition.

As alternative energy technologies have the potential to replace existing power products, competition for those products will come from current power technologies, from improvements to current power technologies, and from new alternative power technologies, including other types of alternative energy technologies. Each of our target markets is currently serviced by existing manufacturers with existing customers and suppliers. These manufacturers use proven and widely accepted technologies.

Additionally, there are competitors working on developing technologies other than our system, such as advanced lithium-ion batteries and battery/fuel cell hybrids in each of our targeted markets. Some of these technologies are as capable of fulfilling existing and proposed regulatory requirements as our technology.

There are many different individuals, institutions and companies across the United States, Canada, Europe and Japan, including corporations, national laboratories and universities that are actively engaged in the development and manufacture of alternative energy technologies. Each of these competitors has the potential to capture market share in any of our future target markets.

Many of these competitors have substantial financial resources, customer bases, strategic alliances, manufacturing, marketing and sales capabilities, and businesses or other resources which give them significant competitive advantages over our company.

The loss of the services of certain key employees, or the failure to attract additional key individuals, would materially adversely affect our business.

Our success will depend on the continued services of certain technology development and marketing personnel. In addition, our success depends in large part on our ability in the future to attract and retain key management, engineering, scientific, manufacturing and operating personnel. Recruiting personnel for the alternative energy industries is highly competitive. We cannot guarantee that we will be able to attract and retain qualified executive, managerial and technical personnel needed for the development of potential products business. Our failure to attract or retain qualified personnel could have a material adverse effect on our business. Liquidity issues, discussed earlier, could severely impact our ability to attract qualified key personnel or retain existing personnel.

New legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act of 2002 are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act of 2002 generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. Upon becoming a public company, we will be required to comply with the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Associated with our Financial Condition

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

We have earned limited revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. Operating expenses for the period from July 27, 2007 (date of inception) to July 31, 2013 totaled $159,608. We have incurred cumulative net losses of $159,608 since July 27, 2007. We have not attained profitable operations, and no longer have a business, as our current business operations have been terminated. As of July 31, 2013 we had cash in the amount of $19,058. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

Risks Related to Our Securities

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

A market for our common stock may never develop. We are listed for trading on the OTC Bulletin Board but have not yet traded. A public market may not materialize. If a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

If we issue shares of preferred stock with superior rights than the common stock, it could result in the decrease the value of our common stock and delay or prevent a change in control of us.

Our board of directors is authorized to issue up to 10,000,000 shares of preferred stock. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

If our common stock is quoted on the over-the-counter bulletin board or traded and a public market for our common stock develops, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on over-the-counter bulletin board or any other available markets or exchanges. Such short selling, if it were to occur, could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their own common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase our common stock.

Because we will be subject to the “Penny Stock” rules once our shares are quoted on the over-the-counter bulletin board, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

If our shares are quoted on the over-the-counter bulletin board, we will be required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

In the event that our shares are quoted on the over-the-counter bulletin board, we will be required to remain current in our filings with the SEC in order for shares of our common stock to be eligible for quotation on the over-the-counter bulletin board. In the event that we become delinquent in our required filings with the SEC, quotation of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our common stock may find it difficult to sell their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our executive office is located at 3111 E. Tahquitz Way, Palm Springs, California, 92262. This office is provided to us by Coachella Valley Economic Partnership. Effective September 25, 2013, we entered into a lease agreement for a facility for the Research & Development, Testing and Manufacture of our products, located at 2901 East Alejo Road, Palm Springs, California. The facility is approximately 8,500 square feet and is located within blocks of United Parcel Service distribution center, Fed Ex distribution center and the Palm Springs International Airport. We pay rent of $2,997 per month.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material pending legal proceedings to which our company is a party or of which any of our properties is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company, or has a material interest adverse to our company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is not traded on any exchange. Our common stock is quoted on the OTCQB operated by the OTC Markets Group under the trading symbol “SPCL”. In connection with the change of our name from “Rolling Technologies, Inc.” to “Solaris Power Cells, Inc.” and our trading symbol changed to “SPCL” on September 12, 2013. There have been no trades in our common stock since it became eligible for quotation on either facility.

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Holders of Our Common Stock

As at October 21, 2013, we had 38 holders of our common stock. Our transfer agent is Quicksilver Stock Transfer, LLC with an office at 6623 S. Las Vegas Blvd., Suite 255, Las Vegas, NV 89119.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

We must not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of our common stock or other class of stock junior to our preferred stock as to dividends or upon liquidation) in respect of our common stock, or other class of stock junior to our preferred stock, nor must we redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of our preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holders of our preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payment, in accordance with the terms of our preferred stock, as fixed by our board of directors.

Other than as stated above, there are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend: (1) we would not be able to pay our debts as they become due in the usual course of business; and (2) or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended July 31, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plan.

Issuer Purchases of Equity Securities

During the fiscal year ended July 31, 2013, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management’s discussion and analysis of financial condition, and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with our audited financial statements for the years ended July 31, 2013 and 2012, and related notes thereto.

Results of Operations

The following discussion of our financial condition and results of operations should be read together with the audited annual financial statements and the notes to the audited annual financial statements included in this annual report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Year ended July 31, 2013 compared to the year ended July 31, 2012

Our operating results for the years ended July 31, 2013 and July 31, 2012 are summarized as follows:

	Year Ended July 31, 2013 ($)	Year Ended July 31, 2012 ($)
Revenue	nil	nil
Expenses	41,923	18,572
Net Loss	41,923	18,572

Revenues

We have limited operational history. From our inception on July 27, 2008 to July 31, 2013 we did not generate any revenues. We do not anticipate earning revenues until we procure additional financing to manufacture and market our products. There is no assurance that we will earn any revenues or in amounts that will enable us to continue as a going concern.

Expenses

During the fiscal year ended July 31, 2013 we incurred total operating expenses of $41,923, including $39,272 in professional fees and $2,651 in filing fees. During the fiscal year ended July 31, 2012 we incurred operating expenses of $18,572, including $17,199 in professional fees and $1,373 in filing fees. The increase in our total operating expenses during the fiscal year ended July 31, 2013 was primarily due to increased professional fees associated with us being a public company.

From our inception on July 27, 2007 to July 31, 2013 we incurred total operating expenses of $159,608, including $149,629 in professional fees and $9,979 in filing fees.

Our professional fees include legal, accounting and auditing costs.

Liquidity and Capital Resources

Working Capital as at July 31, 2013

	As at
	July 31, 2013		As at July 31, 2012
Current Assets	$19,058	$	nil
Current Liabilities	$135,666		$74,685
Working Capital (Deficiency)	$(116,608)		$(74,685)

Our working capital deficiency increased from the year ended July 31, 2012 to July 31, 2013 primarily due to stock deposits for a private placement that completed after the year ended July 31, 2013.

As at July 31, 2013, we had cash and cash equivalents of $19,058 and working capital deficiency of $116,608, compared to cash of nil and working capital deficiency of $74,685 as at July 31, 2012. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

On August 23, 2013, we issued an aggregate of 1,666,666 units of our company to one investor at a price of $0.30 per unit for gross proceeds of $500,000. Each unit is comprised of one share of our common stock and one share purchase warrant, which will entitle the person to purchase an additional share at a price of $0.40 for a period of three years.

On September 4, 2013, we sold an aggregate of 100,000 units of our company at a price of $0.30 per unit for gross proceeds of $30,000. Each unit is comprised of one share of our common stock and one share purchase warrant, which will entitle the person to purchase an additional share at an exercise price of $0.40 for a period of three years.

We require funds to enable us to address our minimum current and ongoing expenses.

Cash Flows

	Year ended		Year ended
	July 31, 2013		July 31, 2012
Cash provided by (used in) Operating Activities	$(28,886)		$(12,558)
Cash provided by (used in) Investing Activities	$-		$-
Cash provided by (used in) Financing Activities	$47,994		$12,558
Net Increase (Decrease) in Cash	$19,058	$	nil

Cash Used in Operating Activities

We used cash in operating activities in the amount of $28,886 during the year ended July 31, 2013 and $12,558 during the year ended July 31, 2012. Cash used in operating activities was funded primarily by cash from financing activities.

Cash Used in Investing Activities

No cash was used in investing activities during the year ended July 31, 2013 or during the year ended July 31, 2012.

Cash from Financing Activities

We generated cash of $47,994 from financing activities during the year ended July 31, 2013 compared to cash of $12,558 generated from financing activities during the year ended July 31, 2012. The increase in cash flow provided by financing activities was related to deposit received from stock subscription and a loan received by a related party.

Going Concern

We anticipate that our cash on hand will not be sufficient to satisfy all of our cash requirements for the next twelve month period. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets persist. If we require any additional financing, we plan to raise any such additional capital primarily through equity financing and loans from our directors, provided that such funding continues to be available to our company. We plan to continue to seek additional funds from our directors to fund our day-to-day operations until equity financing can be pursued. We have no guarantee that our directors will continue to fund our day-today operations. The issuance of additional equity securities by our company may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Because we are in the development stage and are yet to attain profitable operations, in their report on our financial statements for years ended July 31, 2013 and 2012, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. We have not yet achieved profitable operations, have accumulated losses since our inception and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing to fund our planned operations, including further development, regulatory requirements, and commercializing our existing assets. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets, and more particularly the market for early development stage company stocks persist.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our development activities or perhaps even cease the operation of our business.

Since inception, we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through the equity and debt financing. If we raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his, her, or its investment in our common stock. Further, we may continue to be unprofitable.

Application of Critical Accounting Policies

The critical accounting policies on which our financial statements for the year ended July 31, 2013 are based include the following:

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced, or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of our company have been prepared in using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“GAAP accounting”) and are presented in US dollars. We have adopted a July 31 fiscal year end.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of six months or less to be cash equivalents. At July 31, 2013 and 2012, the Company had $19,058 and $0 of cash and cash equivalents, respectively.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accrued expenses, stock deposits and loans payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements.

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

Revenue Recognition

We recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2013.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, we have not adopted a stock option plan and has not granted any stock options. As of July 31, 2013, we have not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JULY 31, 2013

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JULY 31, 2011

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors
Solaris Power Cells, Inc. (formerly Rolling Technologies, Inc.)
Palm Springs, California

We have audited the accompanying balance sheets of Solaris Power Cells, Inc. (formerly Rolling Technologies, Inc.), as of July 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from July 27, 2007 (date of inception) to July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solaris Power Cells, Inc. (formerly Rolling Technologies, Inc.), as of July 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended and the period from July 27, 2007 (date of inception) to July 31, 2013, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Solaris Power Cells, Inc. (formerly Rolling Technologies, Inc.) will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
October 16, 2013

F-1
SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JULY 31, 2013 AND 2012

	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$19,058	$0

TOTAL ASSETS	$19,058	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$17,431	$4,394
Stock deposits	30,000	0
Loan payable – related party	88,235	70,291
Total Liabilities	135,666	74,685

Stockholders’ Deficit
Common Stock, $.001 par value, 2,160,000,000 shares authorized, 51,600,000 shares issued and outstanding	51,600	2,150
Additional paid-in capital	0	40,850
Deficit accumulated during the development stage	(168,208)	(117,685)
Total Stockholders’ Deficit	(116,608)	(74,685)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,058	$0

See accompanying notes to financial statements.

F-2
SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2013 AND 2012
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO JULY 31, 2013

			Period from
			July 27, 2007
	Year ended	Year ended	(Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	39,272	17,199	149,629
Filing fees	2,651	1,373	9,979
TOTAL OPERATING EXPENSES	41,923	18,572	159,608

LOSS FROM OPERATIONS	(41,923)	(18,572)	(159,608)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(41,923)	$(18,572)	$(159,608)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	51,600,000	51,600,000

See accompanying notes to financial statements.

F-3
SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO JULY 31, 2013

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	Capital	Stage	Total
Inception, July 27, 2007	0	$0	$0	$0	$0
Issuance of common stock for cash @ $0.001 per share	51,600,000	2,150	40,850	-	43,000
Net loss for the period ended July 31, 2007	-	-	-	(4,000)	(4,000)
Balance, July 31, 2007	51,600,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended July 31, 2008	-	-	-	(45,000)	(45,000)
Balance, July 31, 2008	51,600,000	2,150	40,850	(49,000)	(6,000)
Net loss for the year ended July 31, 2009	-	-	-	(9,500)	(9,500)
Balance, July 31, 2009	51,600,000	2,150	40,850	(58,500)	(15,500)
Net loss for the year ended July 31, 2010	-	-	-	(25,500)	(25,500)
Balance, July 31, 2010	51,600,000	2,150	40,850	(84,000)	(41,000)
Net loss for the year ended July 31, 2011	-	-	-	(15,113)	(15,113)
Balance, July 31, 2011	51,600,000	2,150	40,850	(99,113)	(56,113)
Net loss for the year ended July 31, 2012	-	-	-	(18,572)	(18,572)
Balance, July 31, 2012	51,600,000	2,150	40,850	(117,685)	(74,685)
Par value adjustment for stock split	-	49,450	(40,850)	(8,600)	0
Net loss for the period ended July 31, 2013	-	-	-	(41,923)	(41,923)
Balance, July 31, 2013	51,600,000	$51,600	$0	$(168,208)	$(116,608)

See accompanying notes to financial statements.

F-4
SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2013 AND 2012
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO JULY 31, 2013

			Period from
			July 27, 2007
	Year ended	Year ended	(Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(41,923)	$(18,572)	$(159,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Decrease in prepaid expenses	0	3,000	0
Increase in accrued expenses	13,037	3,014	17,431
Net Cash Used by Operating Activities	(28,886)	(12,558)	(142,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	43,000
Deposit received for stock subscription	30,000	0	30,000
Loan received from related party	17,944	12,558	88,235
Net Cash Provided by Financing Activities	47,944	12,558	161,235

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,058	0	19,058

Cash and cash equivalents, beginning of period	0	0	0
Cash and cash equivalents, end of period	$19,058	$0	$19,058

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Solaris Power Cells, Inc. (formerly Rolling Technologies, Inc.) (“Solaris” and the “Company”) was incorporated in Nevada on July 27, 2007.

The Company is developing a renewable energy storage device to market to residential and commercial industrial users. Solaris currently has developed a prototype of our Solaris Power Cell, which is a 100% lead-free, solid state digital storage device. The device provides a PCBA (Printed Circuit Board Assembly) that creates and intelligent power cell creating digital energy storage solution capable of providing energy storage to applications normally reliant and equipped with highly toxic inefficient lead acid, nickel metal hydride or lithium-ion batteries. The products can use any renewable energy source including sun, wind, water, motion or thermal to provide the energy to be stored. The product may also be used with non-renewable energy sources.

The Company’s system stores DC energy at a rate limited only by the network feeding it, as it has efficiencies of 98.777% . The product design allows for mass production and the anticipation is it will compete head on with lead acid or lithium-ion batteries.

Solaris incorporates and implements a digital balancing design to insure the proper voltage is maintained on each power cell, thus making each cell smart. The energy is available to the regulator circuits that will regulate the output current and voltage. The capacity of the storage transfer rate is not limited in voltage or current and is controlled by the intelligent power controller and can be configured per application. The output of regulator section can be greater or less that the input voltage provided by the power cell. The output from the power cell system is regulated AC or DC power provided to the connected electrical systems.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“GAAP accounting”) and are presented in US dollars. The Company has adopted a July 31 fiscal year end.

Cash and Cash Equivalents
Solaris considers all highly liquid investments with maturities of six months or less to be cash equivalents. At July 31, 2013 and 2012, the Company had $19,058 and $0 of cash and cash equivalents, respectively.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accrued expenses, stock deposits and loans payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2013.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of July 31, 2013, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Solaris does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at July 31, 2013 and 2012 consisted of amounts owed to the Company’s attorneys and stock transfer agent. Accrued expenses totaled $17,431 and $4,394 as of July 31, 2013 and July 31, 2012.

NOTE 3 – STOCK DEPOSITS

On July 15, 2013, the Company received a deposit of $30,000. The deposit was put in a trust account with the Company’s attorneys and the funds were applied to a subscription agreement executed on September 4, 2013 for 100,000 shares of common stock.

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 4 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital. The loans are unsecured, non-interest bearing, and due on demand. The balance due to the shareholder was $88,235 and $70,291 as of July 31, 2013 and 2012, respectively. Subsequent to July 31, 2013, the total amount due was forgiven by the shareholder and recorded as contributed capital.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Effective August 12, 2013, the Company effected a 24 to 1 forward stock split. All share and per share data in the financial statements and notes has been retrospectively restated.

The Company has 2,160,000,000 shares of $0.001 par value common stock authorized. There were no shares of common stock issued during the years ended July 31, 2013 and 2012. As of July 31, 2013, Solaris had 51,600,000 shares of common stock issued and outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Solaris neither owns nor leases any real or personal property. An office has provided office services without charge. There is no obligation for this arrangement to continue. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – INCOME TAXES

As of July 31, 2013, the Company had net operating loss carry forwards of approximately $160,000 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended July 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$14,254	$6,314
Less: valuation allowance	(14,254)	(6,314)
Net provision for Federal income taxes	$0	$0

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 7 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of July 31, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$54,266	$40,012
Less: valuation allowance	(54,266)	(40,012)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $160,000 for Federal income tax reporting purposes are subject to annual limitations. Due to a change in ownership, usage of the net operating loss carry forwards is limited in future years.

NOTE 8 – LIQUIDITY AND GOING CONCERN

Solaris has negative working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Solaris to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 9 – SUBSEQUENT EVENTS

Effective August 12, 2013, the Company effected a 24 to 1 forward stock split. All share and per share data in the financial statements and notes has been retrospectively restated.

On August 22, 2013, a shareholder of the Company forgave the total balance due of $88,235. The forgiveness of the debt was recorded as contributed capital.

On August 23, 2103, the Company acquired intellectual property for 8,880,000 shares of common stock.

Also on August 23, 2013, the Company entered into employment agreements with four officers and directors to pay them an aggregate of $34,000 per month. The agreements terminate on December 31, 2013 but will be automatically extended for one year unless either party gives 90 days’ notice of termination.

On August 23, 2013, Solaris granted 1,666,666 units at $0.30 per unit for total proceeds of $500,000. Each unit is comprised of one share of common stock and one share purchase warrant. The warrants have an exercise price of $0.40 and are valid for a period of three years.

On September 4, 2013, the Company granted 100,000 units at $0.30 per unit for total proceeds of $30,000. Each unit is comprised of one share of common stock and one share purchase warrant. The warrants have an exercise price of $0.40 and are valid for a period of three years.

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

On September 25, 2013, the Company entered into a lease for office space in Palm Springs, California. The lease begins on October 1, 2013 and continues for 12 months. Rent for the space is $2,997 per month.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, management concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, described below.

Because of the inherent limitations in all control systems, our management believes that no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of July 31, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at July 31, 2013. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this Annual Report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending July 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

Except as disclosed below, there were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 11, 2013 Tee Kai Shen resigned as our President, CEO, secretary and director and Tam Siew Suan resigned as our director. On the same day we appointed Ian Lev as our Chief Executive Officer, Chief Financial Officer and sole director.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified. Any director may resign his or her office at any time and may be removed at any time by the holders of a majority of the shares then entitled to vote at an election of directors. Our board of directors appoints our executive officers, and our executive officers serve at the pleasure of our board of directors.

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Vincent Palmieri	Chief Executive Officer, Treasurer and Director	57	August 23, 2013
Leonard Caprino	President, Secretary and Director	56	August 23, 2013
Roy Givens	Chief Technology Officer and Director	53	August 23, 2013
Raymond Madick	Chief Sales Officer and Director	53	August 23, 2013

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years.

Vincent Palmieri – Chief Executive Officer, Treasurer and Director

Mr. Palmieri has served As Chief Executive Officer for Secure-Info Imaging and Universal Data Cameras a manufacturer of hand-held data capture devices. Prior to Secure Info Imaging he served as CEO and Founder of Easyfeed.com. Easyfeed.com is a Southern California full service ASP offering E-Commerce Solutions, Specialized Software Solutions, Wireless and Dedicated Hosting products. From 1995 to 1999 Mr. Palmieri served as Chief Information Officer for Cole Vocational a Major Health Service Provider serving the State of California. From 1985 through the present Mr. Palmieri was Chairman and Chief Executive Officer for Pal Pacific Incorporated. Mr. Palmieri holds several Patents and has an extensive 20-year experience in UNIX, C++, Linux, Specialty software and High End Commercial E-Commerce Solutions such as Shop Zone and SBT. His work experience includes Business solutions for the Pre-Delivery division of Ford Motor Company and Ricoh Digital Products.

We believe Mr. Palmieri is qualified to serve on our board of directors because of his education and varied business experiences as described above.

Leonard M. Caprino - President, Secretary and Director

Mr. Caprino has served as President and Co-Founder of Secure Info Imaging and Universal Data-Cameras (“Secure Info”), a manufacturer of hand-held data capturing devices. Prior to Secure-Info, he served as President and Founder of Easyfeed.com. Easyfeed.com was a Southern California full service ASP, offering, e-commerce solutions, web hosting, specialized business software solutions, wireless internet and high speed telco internet solutions for the commercial banking industry. Mr. Caprino received his Electronic Science Degree from Don Martin School of Radio Science.

We believe Mr. Caprino is qualified to serve on our board of directors because of his education and varied business experiences as described above.

Roy Givens - Chief Technology Officer and Director

Mr. Givens has served as Chief Executive Officer and President of Pantrol Controls in Spokane, Washington. Roy helped grow Pantrol Controls from $250,000 to over $15,000,000 in annual sales with over 60 employees. Pantrol was Washington State’s top 10 minority owned businesses and was voted Washington State’s fastest growing small Business. Mr. Givens has developed many new products including pellet stove control boards, custom control panels and service entrance panels for cell phone towers. Mr. Givens received his Technical Degree at Spokane Community College and received his Business Degree from Boise State.

We believe Mr. Givens is qualified to serve on our board of directors because of his education and varied business experiences as described above.

Raymond Madick - Chief Sales Officer and Director

Mr. Madick was most recently president of Gold Coast Metals, a Southern California distributor of Steel Products, whose customers include the local Golf Cart vendors and Golf Cart companies who customize the carts for customers. Mr. Madick has worked in top management positions in the development and marketing of products in the steel and automotive industries. These companies include National Steel, Geneva Steel and Manic Motors, where Mr. Madick led a highly successful sales team and launch new products into the market place.

We believe Mr. Madick is qualified to serve on our board of directors because of his education and varied business experiences as described above.

Family Relationships

There are no family relationships between any director or executive officer.

Committees of Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors, nor do we have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have not had operations to date, and with the limited expenditures we expect over the next two years, we believe the services of a financial expert are not yet warranted. As such, our board of directors act as our audit committee and handle matters related to compensation and nomination of directors.

Significant Employees

We do not currently have any significant employees other than our officers.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees has been performed by our board of directors. We will continue to not have an audit or compensation committees and thus there is a potential conflict of interest in that our board of directors has the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

We are not aware of any other conflicts of interest with our directors and officers.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2013, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Nomination Procedures For Appointment of Directors

We have not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this Annual Report.

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role on the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member.

The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his obligations as director.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K or is independent.

Since the commencement of our most recently completed financial year, we have not required any non-audit services to be provided by our auditor.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee and we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development, lack of operations and the fact that we have not generated any positive cash flows from operations to date.

Code of Ethics

We have not yet adopted a code of ethics. We believe that due to our size of our management, we do not require a code of ethics.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2013 and 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended July 31, 2013, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus Awards ($)	Stock Awards ($)	Other Incentive Compensation ($)	Non-Equity Plan Compensation ($)	Nonqualified Deferred Earnings ($)	All Other Compensation ($)	Total ($)
Tee Kai Shen Former President, CEO, CFO, and Director[1]	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Tam Siew Suan Former Secretary and Director[1]	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ian Lev Former President, CEO, CFO, Secretary, Treasurer and Director[2]	2013 2012	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

1	Resigned from all positions on June 11, 2013.

2	Appointed as a director and officer on June 11, 2013 and resigned as an officer of August 23, 2013 and as a director on September 8, 2013.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time.

Other than as described below under the heading “Employment Agreements”, we have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Employment Agreements

We have not entered into any employment (or consulting) agreements or arrangements, whether written or unwritten, with our directors or executive officers since our inception.

Subsequent to year ended July 31, 2013 we signed an employment agreement with Vincent Palmieri, to act as Chief Executive Officer, effective as of August 23, 2013. We agreed to pay the sum of $8,500 per month and will be reviewed on December 31 of each year by the company’s compensation committee or by the board of directors.

Mr. Palmieri shall be entitled to participate in the company’s stock option plan. Mr. Palmieri will be entitled in each year to two weeks paid vacation until December 31, 2013, and, if the agreement is renewed, four weeks paid vacation for each additional year employed, in addition to weekends and federal holidays. We also agree to reimburse Mr. Palmieri on a monthly basis for normal and reasonable expenses that he incurs in connection with his duties under the agreement. The employment agreement shall terminate on December 31, 2013 and shall be automatically extended by one year unless either party gives ninety (90) days’ written notice. We may terminate Mr. Palmieri’s employment for cause at any time by delivering written notice of termination. In the event of this Mr. Palmieri will not be entitled to any additional payments or benefits other than for amounts due and owing as of the date of termination. We may also terminate Mr. Palmieri’s employment without notice but must pay six months’ salary in severance if the termination is without cause.

On August 23, 2013, we signed an employment agreement with Leonard M. Caprino, to act as President, effective as of August 23, 2013. We agreed to pay the sum of $8,500 per month and will be reviewed on December 31 of each year by the company’s compensation committee or by the board of directors. Mr. Caprino shall be entitled to participate in the company’s stock option plan. Mr. Caprino will be entitled in each year to two weeks paid vacation until December 31, 2013, and, if the agreement is renewed, four weeks paid vacation for each additional year employed, in addition to weekends and federal holidays. We also agree to reimburse Mr. Caprino on a monthly basis for normal and reasonable expenses that he incurs in connection with his duties under the agreement. The employment agreement shall terminate on December 31, 2013 and shall be automatically extended by one year unless either party gives ninety (90) days’ written notice. We may terminate Mr. Caprino’s employment for cause at any time by delivering written notice of termination. In the event of this Mr. Caprino will not be entitled to any additional payments or benefits other than for amounts due and owing as of the date of termination. We may also terminate Mr. Caprino’s employment without notice but must pay one months’ salary in severance if the termination is without cause.

On August 23, 2013, we signed an employment agreement with Raymond A. Madick, to act as Vice President of Sales, effective as of August 23, 2013. We agreed to pay the sum of $8,500 per month and will be reviewed on December 31 of each year by the company’s compensation committee or by the board of directors. Mr. Madick shall be entitled to participate in the company’s stock option plan. Mr. Madick will be entitled in each year to two weeks paid vacation until December 31, 2013, and, if the agreement is renewed, four weeks paid vacation for each additional year employed, in addition to weekends and federal holidays. We also agree to reimburse Mr. Madick on a monthly basis for normal and reasonable expenses that he incurs in connection with his duties under the agreement. The employment agreement shall terminate on December 31, 2013 and shall be automatically extended by one year unless either party gives ninety (90) days’ written notice. We may terminate Mr. Madick’s employment for cause at any time by delivering written notice of termination. In the event of this Mr. Madick will not be entitled to any additional payments or benefits other than for amounts due and owing as of the date of termination. We may also terminate Mr. Madick’s employment without notice but must pay one months’ salary in severance if the termination is without cause.

On August 23, 2013, we signed an employment agreement with Roy A. Givens, to act as Chief Technology Officer, effective as of August 23, 2013. We agreed to pay the sum of $8,500 per month and will be reviewed on December 31 of each year by the company’s compensation committee or by the board of directors. Mr. Givens shall be entitled to participate in the company’s stock option plan. Mr. Givens will be entitled in each year to two weeks paid vacation until December 31, 2013, and, if the agreement is renewed, four weeks paid vacation for each additional year employed, in addition to weekends and federal holidays. We also agree to reimburse Mr. Givens on a monthly basis for normal and reasonable expenses that he incurs in connection with his duties under the agreement. The employment agreement shall terminate on December 31, 2013 and shall be automatically extended by one year unless either party gives ninety (90) days’ written notice. We may terminate Mr. Givens’ employment for cause at any time by delivering written notice of termination. In the event of this Mr. Givens will not be entitled to any additional payments or benefits other than for amounts due and owing as of the date of termination. We may also terminate Mr. Givens’ employment without notice but must pay one months’ salary in severance if the termination is without cause.

Equity Awards

We have not awarded any shares of stock, options or other equity securities to our directors or executive officers since our inception. We have not adopted any equity incentive plan. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Director Compensation

No director received or accrued any compensation for his or her services as a director since our inception.

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth, as of October 21, 2013, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers (as defined in the “Executive Compensation” section) and current executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Vincent Palmieri 79405 Highway 111, Suite 9488 La Quinta, CA 92253	common stock	9,240,000 Direct	14.8%
Leonard Caprino 3869 Vista Verde Palm Springs, CA 92262	common stock	9,240,000 Direct	14.8%
Roy Givens 71530 Quail Trail Palm Desert, CA 92260	common stock	9,240,000 Direct	14.8%
Raymond A. Madick 42816 Del Lago Court Indio, CA 92203	common stock	9,240,000 Direct	14.8%

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Directors and Executive Officers as a Group (4 persons)	common stock	37,680,000	60.6%
Gatehouse Capital Inc. 128 Windmill Area Hattieville, Belize Central America	common stock	3,533,332(3) Direct	5.7%
5% shareholder (1 individuals)	common stock	3,533,332	5.7%

Notes

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.

(2)

Based on 62,246,666 shares of common stock issued and outstanding as of October 21, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3)	Includes warrants to purchase up to 1,766,666 shares of our common stock.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

There has been no transaction, since the beginning of the year ended July 31, 2013, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)	Any of our promoters and control persons; and

(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

We have received loans from Tee Kai Shen, which were assigned to Ian Lev, both related parties, to be used for working capital. The loans are unsecured, non-interest bearing, and due on demand. The balance due to the shareholder was $88,235 and $70,291 as of July 31, 2013 and 2012, respectively. Subsequent to July 31, 2013, the total amount due was forgiven by the shareholder and recorded as contributed capital.

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

Director Independence

Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Using this definition of independent director, none of our directors are independent as they are also executive officers of our company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by Silberstein Ungar, PLLC, our independent registered public accounting firm for the years ended July 31, 2013 and 2012:

Fees	2013	2012
Audit Fees	$8,550	8,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$8,550	8,000

Pre-Approval Policies and Procedures

Our directors, who acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director before the services were rendered.

Our sole director has considered the nature and amount of fees billed by Silberstein Ungar, PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on September 18, 2007)
3.2	Certificate of Change dated effective August 12, 2013 (incorporated by reference from our Current Report on Form 8-K filed on August 16, 2013)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on September 18, 2007)
(10)	Material Contracts
10.1	Affiliate Stock Purchase Agreement dated June 11, 2013 among Tee Kai Shen, Tam Siew Suan, and Ian Lev (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2013)
10.2

Affiliate Stock Purchase Agreement dated August 22, 2013 among Ian Lev, Vincent Palmieri, Raymond A. Madick, Roy A. Givens, and Leonard M. Caprino (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)

Exhibit Number	Description of Exhibit
10.3	Employment Agreement with Vincent Palmieri (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.4	Employment Agreement with Raymond Madick (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.5	Employment Agreement with Roy Givens (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.6	Employment Agreement with Leonard Caprino (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.7

IP Transfer Agreement dated August 23, 2013 with Vincent Palmieri, Raymond A. Madick, Roy A. Givens, and Leonard M. Caprino (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)

10.8	Lease Agreement dated September 13, 2013 (incorporated by reference from our Current Report on Form 8-k filed on September 30, 2013)
(21)	Subsidiaries
21.1	None
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Vincent Palmieri
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Vincent Palmieri
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Solaris Power Cells, Inc.

/s/ Vincent Palmieri
Vincent Palmieri
Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: October 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Vincent Palmieri
Vincent Palmieri
Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: October 28, 2013

/s/ Leonard Caprino
Leonard Caprino
President, Secretary and Director
Date: October 28, 2013

/s/ Roy Givens
Roy Givens
Chief Technology Officer and Director
Date: October 28, 2013

/s/ Raymond Madick
Raymond Madick
Chief Sales Officer and Director
Date: October 28, 2013