Form 10-Q
period 2013-10-31
Solaris Power Cells, Inc.
filed 2013-12-23
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 000-53982

SOLARIS POWER CELLS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3386352
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.

3111 E. Tahquitz Canyon Way, Palm Springs, California, 92262
(Address of principal executive offices) (zip code)

760-600-5272
(Registrant’s telephone number, including area code)

Not Applicable
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
62,246,666 common shares issued and outstanding as at December 1, 2013.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended October 31, 2013 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

SOLARIS POWER CELLS, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
OCTOBER 31, 2013
JULY 31, 2013

ASSETS

	OCTOBER 31, 2013	JULY 31, 2013

CURRENT ASSETS
Cash and cash equivalents	$230,291	$19,058
Inventory	10,466	-
Prepaid expenses	44,893	-
TOTAL CURRENT ASSETS	285,650	19,058

PROPERTY, PLANT, AND EQUIPMENT
Office equipment	34,960	-
Less: accumulated depreciation	(3,025)	-
PROPERTY, PLANT, AND EQUIPMENT, net	31,935	-

INTANGIBLE ASSETS, net	1,420,800	-

TOTAL ASSETS	$1,738,385	$19,058

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	OCTOBER 31, 2013	JULY 31, 2013

CURRENT LIABILITIES
Accounts payable	$2,588	$17,431
Credit cards payable	141	-
Payroll payable	-	30,000
Loan payable - related party	-	88,235
TOTAL LIABILITIES	2,729	135,666

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 2,160,000,000 authorized, 62,246,666 AND 51,600,000 shares issued and outstanding	62,247	51,600
Additional paid in capital	2,028,388	-
Deficit accumulated during the development stage	(354,979)	(168,208)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,735,656	(116,608)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,738,385	$19,058

See accompanying notes to financial statements

SOLARIS POWER CELLS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 and 2012
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO OCTOBER 31, 2013

	THREE MONTHS	THREE MONTHS	PERIOD FROM JULY 27,
	ENDED OCTOBER 31,	ENDED OCTOBER	2007(INCEPTION TO
	2013	31, 2012	OCTOBER 31, 2013

REVENUES	$-	$-	$-

OPERATING EXPENSES
Advertising	23,416	-	23,416
Bank fees	451	-	451
Benefits	1,053	-	1,053
Depreciation	3,025	-	3,025
Dues/subscriptions	125	-	125
Filing fees	4,855	-	14,834
Licenses and permits	605	-	605
Payroll expenses	73,023	-	73,023
Postage and delivery	2,302	-	2,302
Professional fees	24,151	2,000	173,780
Rent	1,499	-	1,499
Repairs and maintenance	2,896	-	2,896
Research and development	34,932	-	34,932
Supplies	8,386	-	8,386
Travel and entertainment	5,827	-	5,827
Taxes	155	-	155
Utilities	78	-	78

TOTAL OPERATING EXPENSES	186,779	2,000	346,387

NET LOSS FROM OPERATIONS	(186,779)	(2,000)	(346,387)

OTHER INCOME	8	-	8

NET LOSS	$(186,771)	$(2,000)	$(346,379)

NET LOSS PER SHARE BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	59,687,681	51,600,000

See accompanying notes to financial statements

SOLARIS POWER CELLS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 and 2012
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO OCTOBER 31, 2013

	THREE MONTHS	THREE MONTHS	PERIOD FROM JULY 27,
	ENDED OCTOBER	ENDED OCTOBER	2007(INCEPTION TO
	31, 2012	31, 2012	OCTOBER 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$(186,771)	$(2,000)	$(346,379)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,025	-	3,025
Changes in operating assets and liabilities:
Inventory	(10,466)	-	(10,466)
Prepaid expenses	(44,893)	-	(44,893)
Credit cards payable	141	-	141
Accrued expenses	14,843	-	2,588
NET CASH USED BY OPERATING ACTIVITIES	(253,807)	(2,000)	(395,984)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(34,960)	-	(34,960)
NET CASH USED BY INVESTING ACTIVITIES	(34,960)	-	(34,960)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	500,000	-	573,000
Loan received from related party	-	2,000	88,235
NET CASH PROVIDED BY FINANCING ACTIVITIES	500,000	2,000	661,235

NET INCREASE IN CASH AND CASH EQUIVALENTS	211,233	-	(230,291)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	19,058	-	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$230,291	$-	$(230,291)

SUPPLEMENTARY DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING TRANSACTIONS
Acquisition of Intangible Assets for stock	$1,420,800	$-	$1,598,400

Stock deposit reclassified as equity	$30,000	$-	$30,000

Forgiveness of shareholder loan recorded as contributed capital	$88,235	$-	$88,235

See accompanying notes to financial statements

SOLARIS POWER CELLS, INC
NOTES TO FINANCIAL STATEMENTS
October 31, 2013

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Solaris Power Cells, Inc. ("Company") was formed as a Nevada corporation, “Rolling Technologies, Inc.,” on July 27, 2007. On August 12, 2013, we changed our name to Solaris Power Cells, Inc. The Company is developing a renewable energy storage device, known as a “passive electron storage array”, to market to residential and commercial industrial users.

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

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company maintains checking accounts with various financial institutions. The Company periodically throughout the year has maintained balances in the accounts in excess of federally insured limits.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the asset are capitalized. Depreciation of property and equipment is provided for using the modified accelerated cost recovery system for both financial and income tax reporting purposes.

continued

SOLARIS POWER CELLS, INC
NOTES TO FINANCIAL STATEMENTS
October 31, 2013

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue on the accrual basis of accounting.

Basic Income (Loss) per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2013

Stock Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of October 31, 2013, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

SOLARIS POWER CELLS, INC
NOTES TO FINANCIAL STATEMENTS
October 31, 2013

NOTE B - PROPERTY AND EQUIPMENT

At October 31, 2013 and July 31, 2013 property and equipment consisted of the following with depreciable lives of 5 years:

	October 31, 2013	July 31, 2013
Office Equipment	$34,960	$-

	34,960	-
Less accumulated depreciation	3,025	-
	$31,935	$-

Depreciation expense for the three months ending October 31, 2013 and 2012 were $3,025 and $0 respectively.

NOTE C - PREPAID EXPENSES

At October 31, 2013 and July 31, 2013, prepaid expenses consisting of prepaid legal fees, payroll and inventory totaled $44,893 and $0 respectively.

NOTE D - INTANGIBLE ASSETS

Intangible assets as of October 31, 2013 consisted of intellectual property that was acquired in exchange for 8,880,000 shares of stock valued at $.18/share.

NOTE E - LOAN PAYABLE - RELATED PARTY

At October 31, 2013 and July 31, 2013, The Company had unsecured, non-interest bearing loans to related parties totaling $0 and $88,235 respectively. The loan was forgiven during the 3 months ended October 31, 2013 and recorded as contributed capital.

NOTE F - STOCKHOLDERS' EQUITY (DEFICIT)

The Company has 2,160,000,000 shares of $0.001 par value common stock authorized. During the three months ended October 31, 2013, 10,646,666 shares were issued. As of October 31, 2013, The Company had 62,246,666 shares of common stock issued and outstanding.

NOTE G - WARRANTS

The Company issued 1,666,666 warrants on August 23, 2013 and an additional 100,000 warrants on September 4, 2013. The aggregate fair value of the warrants totaled $244,029 based on the Black Sholes Merton pricing model using the following estimates: .68% risk free rate, 175% volatility and expected life of the warrants of 3 years.

A summary of the status of the Company's outstanding stock warrants as of October 31, 2013 and changes during the period is presented below:

		Weighted
	Warrant	Average Exercise Price
Outstanding, July 31, 2013	-	$-
Issued	1,766,666	$0.40
Exercised	-
Forfeited	-
Expired	-
Outstanding, October 31, 2013	1,766,666	$0.40

Exercisable, October 31, 2013	1,766,666	$0.40

SOLARIS POWER CELLS, INC
NOTES TO FINANCIAL STATEMENTS
October 31, 2013

NOTE G - WARRANTS (continued)

	Outstanding			Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	Outstanding at	Average	Average Exercise	Exercisable at	Average Exercise
Exercise Prices	10/31/2013	Remaining	Price	10/31/2013	Price
$ 0.40	1,766,666	3 years	$0.40	1,766,666	$0.40

NOTE H - INCOME TAXES

As of October 31, 2013, the Company had net operating loss carry forwards of approximately $346,000 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the three months ended October 31, 2013 and 2012:

Federal income tax benefit attributable to:	2013	2012
Current	$63,502	$680
Less:	(63,502)	(680)
Net provision for	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of October 31, 2013 and July 31, 2013:

	OCTOBER 31,	JULY 31,
Deferred tax asset attributable to:	2013	2012
Net operating loss carryover	117,768	54,266
Less: valuation allowance	(117,768)	(54,266)
Net deferred tax	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $119,685 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE I - LIQUIDITY AND GOING CONCERN

The Company has incurred losses since inception and has not yet received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

SOLARIS POWER CELLS, INC
NOTES TO FINANCIAL STATEMENTS
October 31, 2013

NOTE J - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2012 to the date these financial statements were issued, and has determined that it does have material subsequent events to disclose in these financial statements listed below.

On November 27, 2013 the Company’s directors adopted an equity incentive plan (the “Plan”), the purpose of which is to attract and retain the types of employees, consultants and directors who will contribute to the Company’s long range success, to provide incentives that align the interests of employees, consultants and directors with those of the Company’s shareholders and to promote the success of the Company. The Plan will be administered initially by the Company’s board of directors, who will be authorized to grant shares or options to acquire up to a total of 10,000,000 shares of the Company’s common stock.

On December 2, 2013, the Company entered into an agreement with Green Arrow Consulting, LLC, whereby Green Arrow Consulting LLC has agreed to provide certain public relations and corporate communications services to the Company in consideration for the issuance of 250,000 shares of restricted common stock of the Company for six months of services.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q include statements about:

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

  competition for, among other things, capital, products and skilled personnel; and

  other factors discussed under the section entitled “Risk Factors”,

any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Corporate Overview

We were formed as a Nevada corporation, “Rolling Technologies, Inc.,” on July 27, 2007. On August 12, 2013, we changed our name to Solaris Power Cells, Inc. Effective August 12, 2013, we effected a 24 for 1 forward stock split of our authorized, and issued and outstanding shares of common stock. Our authorized common stock increased from 90,000,000 shares of common stock to 2,160,000,000 shares of common stock, and our issued and outstanding capital increased from 2,150,000 shares of common stock to 51,600,000 shares of common stock. As of October 31, 2013, we had 62,246,666 common shares issued and outstanding. All references to shares of our common stock are on a post-split basis.

We are a development stage company and have not generated any sales to date. We are in the business of developing our energy storage device. We do not have any contracts in place relating to the manufacturing, development, or sales of our future products.

We are developing a renewable energy storage device, known as a “passive electron storage array”, to market to residential and commercial industrial users. We currently have developed a prototype of our Solaris Power Cell, which is a 100% lead-free, solid state digital storage device. Our device provides a PCBA (Printed Circuit Board Assembly) that creates an intelligent power cell creating digital energy storage solution capable of providing energy storage to applications normally reliant and equipped with highly toxic lead acid, nickel metal hydride batteries. Our products can use any renewable or non-renewable energy source including sun, wind, water, motion or thermal to provide the energy to be stored.

Our system stores DC energy at a rate limited only by the network feeding it, as it has efficiencies reaching 98%. Our product design allows for mass production and we anticipate it will compete head on with lead acid batteries.

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

We incorporate and implement a digital balancing design to insure the proper voltage is maintained on each power cell, thus making each cell smart. The energy is available to the regulator circuits that will regulate the output current and voltage. The capacity of the storage transfer rate is not limited in voltage or current and is controlled by our intelligent power controller and can be configured per application. The output of regulator section can be greater or less than the input voltage provided by the power cell. The output from the power cell system is regulated AC or DC power provided to the connected electrical systems.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended October 31, 2013, which are included herein.

	Unaudited three months
	ended October 31,
	2013	2012
Revenue	$-	$-
Operating Expenses	186,779	2,000
Other Income	8
Net Loss	$186,771	$2,000

Revenues

We have limited operational history. From our inception on July 27, 2008 to October 31, 2013 we did not generate any revenues. We do not anticipate earning revenues until we procure additional financing to manufacture and market our products. There is no assurance that we will earn any revenues or in amounts that will enable us to continue as a going concern.

Expenses

Our operating expenses for the fiscal quarter ended October 31, 2013 and 2012 are outlined below:

	Unaudited three months
	ended October 31,
	2013	2012
Advertising	23,417
Payroll Expenses	73,023
Professional Fees	24,151	2,000
Research and Development	34,932
General Administrative Expenses	31,256	-
Total Operating Expenses	$186,779	$2,000

Our expenses increased as a result of our acquisition of the IP relating to our renewable energy storage device. Prior to that acquisition, we had limited operations.

Liquidity and Capital Resources

Working Capital as at October 31, 2013

	As at	As at
	October 31, 2013	July 31, 2013
Current Assets	$285,650	$19,058
Current Liabilities	$2,729	$135,666
Working Capital (Deficiency)	$282,921	$(116,608)

Our working capital deficit increased from a deficit of $116,608 as at July 31, 2013 to working capital of $282,921 primarily as a result of a private placement of $500,000 and those funds being used to pay debt and for ongoing operations.

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

We require funds to enable us to address our minimum current and ongoing expenses.

Cash Flows

	Year ended	Year ended
	October 31, 2013	October 31, 2012
Cash provided by (used in)Operating Activities	$(253,807)	$(2,000)
Cash provided by (used in) Investing Activities	$(34,960)	$-
Cash provided by (used in) Financing Activities	$500,000	$2,000
Net Increase (Decrease) in Cash	$211,233	$-

During the three months ended October 31, 2013, we used net cash in operating activities in the amount of $253,807. The cash used in the three months ended October 31, 2013 was primarily due to expenses associated with capital equipment, research and development, advertising, marketing, accounting, legal and wages.

Our cash provided by financing activities for the three months ended October 31, 2013 increased to $500,000. This increase was due to financing activities consisting of the issuance during the three month period ended October 31, 2013 of an aggregate of 1,666,666 units of our company on August 23, 2013, to one investor at a price of $0.30 per unit for gross proceeds of $500,000. Each unit is comprised of one share of our common stock and one share purchase warrant, which will entitle the person to purchase an additional share at a price of $0.40 for a period of three years. On September 4, 2013, we sold an aggregate of 100,000 units of our company at a price of $0.30 per unit for gross proceeds of $30,000. Each unit is comprised of one share of our common stock and one share purchase warrant, which will entitle the person to purchase an additional share at an exercise price of $0.40 for a period of three years.

Cash of $34,960 was used in investing activities during the three months ended October 31, 2013 to purchase property and equipment and nil during the three months ended October 31, 2012.

Cash Requirements

Our primary objective for the next twelve months is to continue research and development with the goal of commercializing our first solar powered limited use vehicles such as golf carts to a market ready status.

Specifically, we estimate our operating expenses, excluding non-cash charges for stock based compensation and amortization, for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$1,200
Filing fees	13,600
Investor relations	30,000
Legal and accounting fees	127,000
Licenses and permits	1,200
Marketing expense	30,000
Insurance expense	7,440
Personnel and consulting expense	444,400
Transfer agent fees	1,200
Other general & administrative expense	224,294
Total:	$880,334

There can be no assurance that we will generate revenues significant enough to offset these expenses to some or any degree and that we will not have significant needs for other financing to support the activities of our company.

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

Off Balance Sheet Arrangements

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

We do not know whether end-users will want to use our products. The development of a mass market for our battery system may be affected by many factors, some of which are beyond our control, including the emergence of newer, more competitive technologies and products, the future cost of raw materials used by our systems, regulatory requirements, consumer perceptions of the safety of any developed products and consumer reluctance to buy a new product.

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

Additionally, there are competitors working on developing other technologies related to our system, such as advanced lithium-ion batteries and battery/fuel cell hybrids in each of our targeted markets. Some of these technologies are as capable of fulfilling existing and proposed regulatory requirements as our technology.

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

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act of 2002 are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. Upon becoming a public company, we will be required to comply with the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Associated with our Financial Condition

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

We have earned limited revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. Operating expenses for the period from July 27, 2007 (date of inception) to October 31, 2013 totaled $346,387. We have incurred cumulative net losses of $346,387 since July 27, 2007. We have not attained profitable operations. As of October 31, 2013 we had cash in the amount of $230,291. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

Risks Related to Our Securities

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

A market for our common stock may never develop. We are listed for trading on the OTC Bulletin Board but have limited trading. A public market may not materialize. If a public market for our common stock does not develop, investors may not be able to sell the shares of our common stock that they have purchased and may lose all of their investment.

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

If a public market for our common stock develops, short selling could increase the volatility of our stock price.

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

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their own common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase our common stock.

Because we will be subject to the “Penny Stock” rules, the level of trading activity in our stock may be limited.

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

We will be required to remain current in our filings with the SEC and our securities will not be eligible for quotation on the over-the-counter bulletin board if we are not current in our filings with the SEC.

In the event that our shares are quoted on the over-the-counter bulletin board, we will be required order to remain current in our filings with the SEC in order for shares of our common stock to be eligible for quotation on the over-the-counter bulletin board. In the event that we become delinquent in our required filings with the SEC, quotation of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our common stock may find it difficult to sell their shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, as described in our annual report on Form 10-K for the year ended July 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material pending legal proceedings to which our company is a party or of which any of our properties is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal interim period ended October 31, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on September 18, 2007)
3.2	Certificate of Change dated effective August 12, 2013 (incorporated by reference from our Current Report on Form 8-K filed on August 16, 2013)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on September 18, 2007)

Exhibit Number	Description of Exhibit
(10)	Material Contracts
10.1	Affiliate Stock Purchase Agreement dated June 11, 2013 among Tee Kai Shen, Tam Siew Suan, and Ian Lev (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2013)
10.2	Affiliate Stock Purchase Agreement dated August 22, 2013 among Ian Lev, Vincent Palmieri, Raymond A. Madick, Roy A. Givens, and Leonard M. Caprino (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.3	Employment Agreement with Vincent Palmieri (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.4	Employment Agreement with Raymond Madick (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.5	Employment Agreement with Roy Givens (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.6	Employment Agreement with Leonard Caprino (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.7	IP Transfer Agreement dated August 23, 2013 with Vincent Palmieri, Raymond A. Madick, Roy A. Givens, and Leonard M. Caprino (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.8	Lease Agreement dated September 13, 2013 (incorporated by reference from our Current Report on Form 8-k filed on September 30, 2013)
10.9	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-k filed on November 29, 2013)
10.10	Consulting Agreement with Green Arrow Consulting, LLC dated December 4, 2013 (incorporated by reference from our Current Report on Form 8-k filed on December 4, 2013)
(21)	Subsidiaries
21.1	None
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Vincent Palmieri
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Vincent Palmieri
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

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
Date: December 23, 2013