Form 10-Q/A
period 2013-10-31
Solaris Power Cells, Inc.
filed 2014-03-25
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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

Explanatory Note

This amendment to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2013 is being filed solely to reflect a change in the accounting for the intangible assets acquired in exchange for 8,880,000 shares of our common stock. The value was indicated in our initial Form 10-Q as a result of an accounting error. Except for the aforementioned changes, this Form 10-Q/A does not modify or update other disclosures in the Form 10-Q, including the nature and character of such disclosure to reflect events occurring after the filing date of the Form 10-Q.

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

SOLARIS POWER CELLS, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
OCTOBER 31, 2013
JULY 31, 2013

ASSETS

	OCTOBER 31, 2013	JULY 31, 2013
	(Restated)

CURRENT ASSETS
Cash and cash equivalents	$230,291	$19,058
Inventory	10,466	-
Prepaid expenses	44,893	-
TOTAL CURRENT ASSETS	285,650	19,058

PROPERTY, PLANT, AND EQUIPMENT
Office equipment	34,960	-
Less: accumulated depreciation	(3,025)	-
PROPERTY, PLANT, AND EQUIPMENT, net	31,935	-

INTANGIBLE ASSETS, net	-	-

TOTAL ASSETS	$317,585	$19,058

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	OCTOBER 31, 2013	JULY 31, 2013

CURRENT LIABILITIES
Accounts payable	$2,588	$17,431
Credit cards payable	141	-
Payroll payable	-	30,000
Loan payable - related party	-	88,235
TOTAL LIABILITIES	2,729	135,666

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 2,160,000,000 authorized, 62,246,666 AND 51,600,000 shares issued and outstanding	62,247	51,600
Additional paid in capital	3,271,588	-
Deficit accumulated during the development stage	(3,018,979)	(168,208)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	314,856	(116,608)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$317,585	$19,058

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

See accompanying notes to financial statements

SOLARIS POWER CELLS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 and 2012
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO OCTOBER 31, 2013

	THREE MONTHS	THREE MONTHS	PERIOD FROM JULY 27,
	ENDED OCTOBER	ENDED OCTOBER	2007(INCEPTION TO
	31, 2013	31, 2012	OCTOBER 31, 2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$(186,771)	$(2,000)	$(346,379)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,025	-	3,025
Changes in operating assets and liabilities:
Inventory	(10,466)	-	(10,466)
Prepaid expenses	(44,893)	-	(44,893)
Credit cards payable	141	-	141
Accrued expenses	(14,843)	-	2,588
NET CASH USED BY OPERATING ACTIVITIES	(253,807)	(2,000)	(395,984)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(34,960)	-	(34,960)
NET CASH USED BY INVESTING ACTIVITIES	(34,960)	-	(34,960)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	500,000	-	573,000
Loan received from related party	-	2,000	88,235
NET CASH PROVIDED BY FINANCING ACTIVITIES	500,000	2,000	661,235

NET INCREASE IN CASH AND CASH EQUIVALENTS	211,233	-	230,291
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	19,058	-	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$230,291	$-	$230,291

SUPPLEMENTARY DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING TRANSACTIONS
Acquisition of Intangible Assets and non-cash dividend distribution for stock	$2,664,000	$-	$2,664,600

Stock deposit reclassified as equity	$30,000	$-	$30,000

Forgiveness of shareholder loan recorded as contributed capital	$88,235	$-	$88,235

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

NOTE D - INTANGIBLE ASSETS

Intangible assets as of October 31, 2013 consisted of intellectual property that was acquired in exchange for 8,880,000 shares of stock valued at $.30/share. The assets were acquired from controlling shareholders and therefore the assets are transferred at their historical carrying value, which was $0 at the time of acquisition. The difference in the value of the assets and the stock of $2,664,000 has been recorded as a one-time, non-cash dividend distribution.

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

SOLARIS POWER CELLS, INC
NOTES TO FINANCIAL STATEMENTS
October 31, 2013

NOTE J – RESTATEMENT

The Company has restated its balance sheet and statement of cash flows as of and for the three months ended October 31, 2013 to correct errors in its accounting. The Company issued shares with a value of $1,420,800 to controlling shareholders for the acquisition of intellectual property, however, the valuation of the shares was incorrect and the value of the intellectual property was incorrectly recorded as well due to the accounting rules on assets acquired from related parties or entities under common control. The value of the shares has been corrected to $2,664,000 based on their fair market value and the value of the intellectual property has been recorded at is historical carrying value of $0 based on the accounting rules.

The balances as of and for the three months ended October 31, 2013, in the balance sheet and statement of stockholders’ equity have been restated to correct the accounting errors detailed above.

The following are the previous and corrected balances as of and for the three months ended October 31, 2013:

October 31, 2013			Previously
Financial Statement	Line Item	Corrected	Stated
Balance Sheet	Intangible assets, net	$0	$1,420,800
Balance Sheet	Total assets	$317,585	$1,738,385
Balance Sheet	Additional paid in capital	3,271,588	2,028,388
Balance Sheet	Deficit accumulated during the development stage	$(3,018,979)	$(354,979)
Balance Sheet	Total stockholders’ equity	$314,856	$1,735,656
	Non-cash investing and financing activities –
Statement of Cash Flows	Acquisition of intangible assets for stock	N/A	$1,420,800
	Non-cash investing and financing activities -
Statement of Cash Flows	Acquisition of Intangible Assets and non-cash dividend distribution for stock	$2,664,000	N/A

NOTE K - SUBSEQUENT EVENTS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on September 18, 2007)
3.2	Certificate of Change dated effective August 12, 2013 (incorporated by reference from our Current Report on Form 8-K filed on August 16, 2013)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on September 18, 2007)

Exhibit Number	Description of Exhibit
(10)	Material Contracts
10.1	Affiliate Stock Purchase Agreement dated June 11, 2013 among Tee Kai Shen, Tam Siew Suan, and Ian Lev (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2013)
10.2	Affiliate Stock Purchase Agreement dated August 22, 2013 among Ian Lev, Vincent A. Palmieri, Raymond A. Madick, Roy A. Givens, and Leonard M. Caprino (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.3	Employment Agreement with Vincent A. Palmieri (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.4	Employment Agreement with Raymond Madick (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.5	Employment Agreement with Roy Givens (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.6	Employment Agreement with Leonard Caprino (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.7	IP Transfer Agreement dated August 23, 2013 with Vincent A. Palmieri, Raymond A. Madick, Roy A. Givens, and Leonard M. Caprino (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.8	Lease Agreement dated September 13, 2013 (incorporated by reference from our Current Report on Form 8-k filed on September 30, 2013)
10.9	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-k filed on November 29, 2013)
10.10	Consulting Agreement with Green Arrow Consulting, LLC dated December 4, 2013 (incorporated by reference from our Current Report on Form 8-k filed on December 4, 2013)
(21)	Subsidiaries
21.1	None
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Vincent A. Palmieri
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Vincent A. Palmieri
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLARIS POWER CELLS, INC.

/s/ Vincent A. Palmieri
Vincent A. Palmieri
Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: March 25, 2014