Form 10-KT
period 2013-12-31
Solaris Power Cells, Inc.
filed 2014-03-28
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: ___________________________

or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 2013 to December 31, 2013

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

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $19,000, based on 950,000 shares of common stock held by non-affiliates and last sales price prior to June 30, 2013, being $0.02 per share.

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

[   ] Yes                                [   ] No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 62,830,000 shares of common stock as at March 25, 2014.

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

This transition report on Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this transition report on Form 10-K includes statements about:

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

ITEM 1. BUSINESS.

Overview

We were formed as a Nevada corporation, “Rolling Technologies, Inc.,” on July 27, 2007. On August 12, 2013, we changed our name to Solaris Power Cells, Inc. Effective August 12, 2013, we effected a 24 for 1 forward stock split of our authorized, and issued and outstanding shares of common stock. Our authorized common stock increased from 90,000,000 shares of common stock to 2,160,000,000 shares of common stock, and our issued and outstanding capital increased from 2,150,000 shares of common stock to 51,600,000 shares of common stock. As of March 28, 2014, we had 62,830,000 common shares issued and outstanding. All references to shares of our common stock are on a post-split basis.

We are a development stage company and have not generated any sales to date. We are in the business of developing our energy storage device. We do not have any contracts in place relating to the manufacturing, development, or sales of our future products.

Our Product

We are developing a renewable energy storage device, known as a “passive electron storage array”, to market to residential and commercial industrial users. We currently have developed a prototype of our Solaris Power Cell, which is a 100% lead-free, solid state digital storage device. Our device provides a PCBA (Printed Circuit Board Assembly) that creates an intelligent power cell creating digital energy storage solution capable of providing energy storage to applications normally reliant and equipped with highly toxic lead acid, nickel metal hydride batteries. Our products can use any renewable or non-energy source including sun, wind, water, motion or thermal to provide the energy to be stored.

Our system stores DC energy at a rate limited only by the network feeding it, as it has reaching 98%. Our product design allows for mass production and we anticipate it will compete head on with lead acid batteries.

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

Employees

We are a development stage company and currently have no significant employees, other than our officers and directors.

Research and Development Expenditures

During the five month period ended December 31, 2013, we incurred research and development expenses of $64,380.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks. We currently rely on trade secrets to protect our intellectual property. We have filed a provisional Patent Application with the United States Patent & Trademark Office (USTPO) and have received Patent Application Serial Number 61,885,027 as described under section 37 CFR 1.53(c) . We have filed with the United States Patent & Trademark Office (USPTO) a logo design and corporate name trademark and have received Trademark Serial Numbers 86,079,166 and 86,079,169.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this transition report on Form 10-K before investing in our common stock.

Risks Associated with our Business

We will encounter manufacturing risks and may face product liability claims.

Our future manufacture and sale of battery systems may expose us to significant risk of product liability claims. We may obtain product liability insurance, but such coverage may be inadequate to protect us from any liabilities we may incur, or we may not be able to maintain adequate product liability insurance at acceptable rates. If a product liability claim or series of claims were brought against us for uninsured liabilities or for amounts in excess of insurance coverage, and it is ultimately determined that we are liable, we may be liable to pay the claim, which could exceed the resources available to us. In addition, we could experience some material design or manufacturing failure, a quality system failure, other safety issues or heightened regulatory scrutiny that may warrant a recall of our products. A recall of any of our products could also result in increased product liability claims and damage to our reputation.

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

We have earned no revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. Operating expenses for the period from July 27, 2007 (date of inception) to December 31, 2013 totaled $570,758 we have incurred cumulative net losses of $570,735 since July 27, 2007. We have not attained profitable operations. As of December 31, 2013 we had cash and cash equivalents in the amount of $151,881. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

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

We are required to remain current in our filings with the SEC and our securities will not be eligible for quotation on the over-the-counter bulletin board if we are not current in our filings with the SEC.

In the event that our shares are quoted on the over-the-counter bulletin board, we will be required in order to remain current in our filings with the SEC in order for shares of our common stock to be eligible for quotation on the over-the-counter bulletin board. In the event that we become delinquent in our required filings with the SEC, quotation of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our common stock may find it difficult to sell their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our executive office is located at 3111 E. Tahquitz Way, Palm Springs, California, 92262. This office is provided to us by Coachella Valley Economic Partnership. Effective September 25, 2013, we entered into a lease agreement for a facility for the Research & Development, Testing and Manufacture of our products, located at 2901 East Alejo Road, Palm Springs, California. The facility is approximately 8,500 square feet and is located within blocks of United Parcel Service distribution center, Fed Ex distribution center and the Palm Springs International Airport. We pay rent of $2,997 per month less a temporary 50% rent discount negotiated by our CEO with the landlord.

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

Set forth below are the range of high and low bid quotations by quarter for our common stock from the OTC Bulletin Board during the 12 month periods ended December 31, 2013 and 2012:

OTC Bulletin Board
(US Dollars)
Quarter Ended	High	Low
March 31, 2012	None	None
June 30, 2012	None	None
September 30, 2012	None	None
December 31, 2012	None	None
March 31, 2013	None	None
June 30, 2013	None	None
September 30, 2013	None	None
December 31, 2013	0.75	0.40

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Holders of Our Common Stock

As at March 25, 2014, we had 16 holders of our common stock. Our transfer agent is Quicksilver Stock Transfer, LLC with an office at 6623 S. Las Vegas Blvd., Suite 255, Las Vegas, NV 89119.

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

Recent Sales of Unregistered Securities

Since the beginning of the 12 month period ended December 31, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, quarterly report on Form 10-Q or current report on Form 8-K.

Securities authorized for issuance under equity compensation plans

On November 27, 2013 our directors adopted an equity incentive plan (the “Plan”), the purpose of which is to attract and retain the types of employees, consultants and directors who will contribute to our long range success, to provide incentives that align the interests of employees, consultants and directors with those of our shareholders and to promote the success of our business. The Plan will be administered initially by our board of directors, who will be authorized to grant shares or options to acquire up to a total of 10,000,000 shares of our common stock.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	Nil	N/A	10,000,000
Total	Nil	N/A	10,000,000

Issuer Purchases of Equity Securities

During the 12 month period ended December 31, 2013, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management’s discussion and analysis of financial condition, and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with our audited financial statements for the five month period ended December 31, 2013 and year ended July 31, 2013, and related notes thereto.

Results of Operations

The following discussion of our financial condition and results of operations should be read together with the audited annual financial statements and the notes to the audited financial statements included in this transition report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Operating Results

Our operating results for the five month period ended December 31, 2013 and year ended July 31, 2013 are summarized as follows:

	Five Months Ended December 31, 2013 ($)	Year ended July 31, 2013 ($)
Revenue	nil	nil
Expenses	411,150	41,923
Net Loss	411,127	41,923

Revenues

We have limited operational history. From our inception on July 27, 2007 to December 31, 2013 we did not generate any revenues. We do not anticipate earning revenues until we procure additional financing to manufacture and market our products. There is no assurance that we will earn any revenues or in amounts that will enable us to continue as a going concern.

Expenses

Our expenses increased by $369,227 for the five month period ended December 31, 2013 as compared to the year ended July 31, 2013 due to our increased operations and wages to our executive officers.

Liquidity and Capital Resources

Working Capital as at December 31, 2013

	As at	As at
	December 31, 2013	July 31, 2012
Current Assets	$222,057	$19,058
Current Liabilities	$37,719	$135,666
Working Capital (Deficiency)	$184,338	$(116,608)

Our working capital deficiency of $116,608 changed to working capital of $184,338 primarily due to financing activities, described below, offset by continued operational costs and ongoing research and development.

As at December 31, 2013, we had cash and cash equivalents of $151,881 and working capital of $184,338, compared to cash of $19,058 and working capital deficiency of $116,608 as at July 31, 2013. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

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

On December 30, 2013, we sold an aggregate of 333,334 units of our company at a price of $0.30 per unit for gross proceeds of $100,000. Each unit is comprised of one share of our common stock and one share purchase warrant, which will entitle the person to purchase an additional share at an exercise price of $0.40 for a period of three years

We require funds to enable us to address our minimum current and ongoing expenses.

Cash Flows

	5 Month Period ended	Year ended
	December 31, 2013	July 31, 2013
Cash (used in) Operating Activities	$(427,249)	$(28,886)
Cash (used in) Investing Activities	$(39,928)	$0
Cash provided by Financing Activities	$600,000	$47,944
Net Increase in Cash	$132,823	$19,058

Cash Used in Operating Activities

Our cash used in operating activities increased by $398,363 due to our increased operations and wages to our executive officers.

Cash Used in Investing Activities

Our cash used in investing activities for the five month period ended December 31, 2013 consists of the acquisition of property and equipment.

Cash provided by Financing Activities

Our cash provided by financing activities increased by $552,056 due to increased equity financings as described above.

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

Because we are in the development stage and are yet to attain profitable operations, in their report on our financial statements for five month period ended December 31, 2013, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. We have not yet achieved profitable operations, have accumulated losses since our inception and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Application of Critical Accounting Policies

The critical accounting policies on which our financial statements for the year ended December 31, 2013 are based include the following:

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced, or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of our company have been prepared in using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“GAAP accounting”) and are presented in US dollars. We have adopted a December 31 fiscal year end.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of six months or less to be cash equivalents. At December 31, 2013 and July 31, 2013, the Company had $151,881 and $19,058 of cash and cash equivalents, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, inventory, and accounts payable and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and development

We incur research and development costs to develop our new and next-generation products. Our products reach technological feasibility shortly before the products are released and therefore R&D costs are expensed as incurred.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2013.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. On November 27, 2013, we adopted an equity incentive plan but we have not granted any stock options. As of July 31, 2013, we have not issued any stock-based payments to its employees.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2013

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2013

Report of Independent Registered Public Accounting Firm	F - 1

Balance Sheets as of December 31, 2013 and July 31, 2013	F - 2

Statements of Operations for the five months ended December 31, 2013 and the year ended July 31, 2013 and the period from July 27, 2007 (Date of Inception) to December 31, 2013	F - 3

Statement of Stockholders’ Equity (Deficit) as of December 31, 2013	F - 4

Statements of Cash Flows for the five months ended December 31, 2013 and the year ended July 31, 2013 and the period from July 27, 2007 (Date of Inception) to December 31, 2013	F - 5

Notes to Financial Statements	F - 6 – F - 13

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors
Solaris Power Cells, Inc.
Palm Springs, California

We have audited the accompanying balance sheets of Solaris Power Cells, Inc., as of December 31, 2013 and July 31, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the five months and year then ended, respectively, and the period from July 27, 2007 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solaris Power Cells, Inc., as of December 31, 2013 and July 31, 2013 and the results of its operations and cash flows for the five months and year then ended, respectively, and the period from July 27, 2007 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Solaris Power Cells, Inc. will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has incurred losses from operations, has limited working capital and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 11. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 24, 2014

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND JULY 31, 2013

	December 31,	July 31,
	2013	2013
ASSETS
Current Assets
Cash and cash equivalents	$151,881	$19,058
Prepaid expenses	29,164	0
Inventory	41,012	0
Total Current Assets	222,057	19,058

Property and equipment, net	36,995	0
Intangible assets	0	0

TOTAL ASSETS	$259,052	$19,058

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$37,719	$17,431
Stock deposits	0	30,000
Loan payable – related party	0	88,235
Total Liabilities	37,719	135,666

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 2,160,000,000 shares authorized, 62,830,000 and 51,600,000 shares issued and outstanding, respectively	62,830	51,600
Additional paid-in capital	3,483,617	0
Stock warrants	72,388	0
Deferred stock-based compensation	(154,167)	0
Deficit accumulated during the development stage	(3,243,335)	(168,208)
Total Stockholders’ Equity (Deficit)	221,333	(116,608)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$259,052	$19,058

See accompanying notes to financial statements.

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE FIVE MONTHS ENDED DECEMBER 31, 2013
FOR THE YEAR ENDED JULY 31, 2013
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO DECEMBER 31, 2013

			Period from
	Five months		July 27, 2007
	ended		(Inception) to
	December	Year ended	December 31,
	31, 2013	July 31, 2013	2013

REVENUES	$0	$0	$0

OPERATING EXPENSES
Advertising	35,536	0	35,536
Wages, taxes and employee benefits	180,317	0	180,317
Professional fees	50,444	39,272	200,073
Consulting	30,833	0	30,833
Filing fees	8,242	2,651	18,221
Rent	4,495	0	4,495
Research and development	64,380	0	64,380
Supplies	11,025	0	11,025
Travels, meals and entertainment	11,164	0	11,164
Depreciation expense	2,933	0	2,933
General and administrative	11,781	0	11,781
TOTAL OPERATING EXPENSES	411,150	41,923	570,758

LOSS FROM OPERATIONS	(411,150)	(41,923)	(570,758)

OTHER INCOME (EXPENSES)
Interest income	23	0	23

LOSS BEFORE PROVISION FOR INCOME TAXES	(411,127)	(41,923)	(570,735)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(411,127)	$(41,923)	$(570,735)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	60,882,222	51,600,000

See accompanying notes to financial statements.

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO DECEMBER 31, 2013

						Deficit
						accumulated
			Additional		Deferred	during the
	Common Stock		paid-in	Stock	Stock-Based	development
	Shares	Amount	Capital	Warrants	Compensation	Stage	Total
Inception, July 27, 2007	0	$0	$0	$0	$0	$0	$0
Issuance of common stock for cash	51,600,000	2,150	40,850	-	-	-	43,000
Net loss for the period ended July 31, 2007	-	-	-	-	-	(4,000)	(4,000)
Balance, July 31, 2007	51,600,000	2,150	40,850	0	0	(4,000)	39,000
Net loss for the year ended July 31, 2008	-	-	-	-	-	(45,000)	(45,000)
Balance, July 31, 2008	51,600,000	2,150	40,850	0	0	(49,000)	(6,000)
Net loss for the year ended July 31, 2009	-	-	-	-	-	(9,500)	(9,500)
Balance, July 31, 2009	51,600,000	2,150	40,850	0	0	(58,500)	(15,500)
Net loss for the year ended July 31, 2010	-	-	-	-	-	(25,500)	(25,500)
Balance, July 31, 2010	51,600,000	2,150	40,850	0	0	(84,000)	(41,000)
Net loss for the year ended July 31, 2011	-	-	-	-	-	(15,113)	(15,113)
Balance, July 31, 2011	51,600,000	2,150	40,850	0	0	(99,113)	(56,113)
Net loss for the year ended July 31, 2012	-	-	-	-	-	(18,572)	(18,572)
Balance, July 31, 2012	51,600,000	2,150	40,850	0	0	(117,685)	(74,685)
Par value adjustment for stock split	-	49,450	(40,850)	-	-	(8,600)	0
Net loss for the period ended July 31, 2013	-	-	-	-	-	(41,923)	(41,923)
Balance, July 31, 2013	51,600,000	51,600	0	0	0	(168,208)	(116,608)
Common stock and warrants issued for cash	2,100,000	2,100	555,512	72,388	-	-	630,000
Forgiveness of shareholder debt	-	-	88,235	-	-	-	88,235
Common stock issued for services	250,000	250	184,750	-	(154,167)	-	30,833
Common stock and non-cash dividend distribution issued for acquisition of intangible assets	8,880,000	8,880	2,655,120	-	-	(2,664,000)	0
Net loss for the five months ended December 31, 2013	-	-	-	-	-	(411,127)	(411,127)
Balance, December 31, 2013	62,830,000	$62,830	$3,483,617	$72,388	$(154,167)	$(3,243,335)	$221,333

See accompanying notes to financial statements.

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE FIVE MONTHS ENDED DECEMBER 31, 2013
FOR THE YEAR ENDED JULY 31, 2013
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO DECEMBER 31, 2013

			Period from
	Five months		July 27, 2007
	ended		(Inception) to
	December 31,	Year ended	December 31,
	2013	July 31, 2013	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(411,127)	$(41,923)	$(570,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,933	0	2,933
Stock-based compensation	30,833	0	30,833
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(29,164)	0	(29,164)
(Increase) in inventory	(41,012)	0	(41,012)
Increase in accounts payable and accrued expenses	20,288	13,037	37,719
Net Cash Used by Operating Activities	(427,249)	(28,886)	(569,426)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(39,928)	0	(39,928)
Net Cash Used by Investing Activities	(39,928)	0	(39,928)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and stock warrants	600,000	0	673,000
Deposit received for stock subscription	0	30,000	0
Loan received from related party	0	17,944	88,235
Net Cash Provided by Financing Activities	600,000	47,944	761,235

NET INCREASE IN CASH AND CASH EQUIVALENTS	132,823	19,058	151,881

Cash and cash equivalents, beginning of period	19,058	0	0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$151,881	$19,058	$151,881

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock and non-cash dividend distribution issued for acquisition of intangible assets	$2,664,000	$0	$2,664,000
Reclassification of stock deposit to proceeds from issuance of common stock and stock warrants	$30,000	$0	$30,000
Forgiveness of shareholder debt classified as contributed capital	$88,235	$0	$88,235

See accompanying notes to financial statements.

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Solaris Power Cells, Inc. (formerly Rolling Technologies, Inc.) (“Solaris” and the “Company”) was incorporated in Nevada on July 27, 2007.

The Company is developing a renewable energy storage device to market to residential and commercial industrial users. Solaris currently has developed a prototype of our Solaris Power Cell, which is a 100% lead-free, solid state digital storage device. The device provides a PCBA (Printed Circuit Board Assembly) that creates an intelligent power cell creating a digital energy storage solution capable of providing energy storage to applications normally reliant and equipped with highly toxic inefficient lead acid, nickel metal hydride or lithium-ion batteries. The products can use any renewable energy source including sun, wind, water, motion or thermal to provide the energy to be stored. The product may also be used with non-renewable energy sources.

The Company’s system stores DC energy at a rate limited only by the network feeding it, as it has efficiencies up to 98%. The product design allows for mass production and the anticipation is it will compete head on with lead acid or lithium-ion batteries.

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

Basis of Presentation
The financial statements of the Company have been prepared in using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“GAAP accounting”) and are presented in US dollars. The Company has adopted a December 31 fiscal year end.

Fiscal Year End
The Company changed its fiscal year-end from July 31 to December 31.

Cash and Cash Equivalents
Solaris considers all highly liquid investments with maturities of six months or less to be cash equivalents. At December 31, 2013 and July 31, 2013, the Company had $151,881 and $19,058 of cash and cash equivalents, respectively.

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, inventory, and accounts payable and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Inventory
Inventory consists of ancillary products such as Golf Car chassis, Solar Panels, Power Cells, and various devices and components to support our finished goods. Inventory value is determined by the average cost method and management maintains inventory levels based on historical and industry trends. We regularly assess inventory quantities for excess and obsolescence primarily based on forecasted product demand. See Note 3.

Property and equipment
Property and equipment are being depreciated over their estimated useful lives, 3 to 5 years, using the straight-line method of depreciation for book purposes.

Long-Lived Assets
In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Research and development
We incur research and development costs to develop our new and next-generation products. Our products reach technological feasibility shortly before the products are released and therefore R&D costs are expensed as incurred.

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

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs
Advertising costs are expensed as incurred. The Company incurred advertising costs for the five months ended December 31, 2013 of $35,536 and $0 for the year ended July 31, 2013.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of July 31, 2013, the Company has not issued any stock-based payments to its employees.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2013.

Recent Accounting Pronouncements
Solaris does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at December 31, 2013 consisted of $25,000 of prepaid legal services and $4,164 of prepaid inventory costs.

NOTE 3 – INVENTORY

Inventory at December 31, 2013 consisted of 100% finished goods in the amount of $41,012.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2013 and July 31, 2013:

	December 31,	July 31,
	2013	2013
Office equipment	$10,384	$0
Furniture and fixtures	20,272	0
Computer equipment	7,615	0
Software	1,657	0
Total cost	39,928	0
Less: accumulated depreciation	(2,933)	(0)
Property and equipment, net	$36,995	$0

Depreciation expense was $2,933 and $0 for the five months ended December 31, 2013 and the year ended July 31, 2013, respectively.

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 5 – INTANGIBLE ASSETS

On August 23, 2013, the Company acquired intellectual property from four shareholders in exchange for 8,880,000 shares of common stock. The common stock was valued at $0.30 per share for a total value of $2,664,000.

In accordance with ASC 805-50, assets acquired from entities under common control are recorded at their carrying value. In this case, the carrying value was $0, so a non-cash distribution to the four shareholders of $2,664,000 was recorded.

NOTE 6 – LOAN PAYABLE – RELATED PARTY

The Company had received loans from a related party to be used for working capital. The loans were unsecured, non-interest bearing, and due on demand. The balance due to the shareholder was $88,235 as of July 31, 2013.

On August 22, 2013, the total amount due was forgiven by the shareholder and recorded as contributed capital.

NOTE 7 – EQUITY TRANSACTIONS

The Company has 2,160,000,000 shares of $0.001 par value common stock authorized.

Effective August 12, 2013, the Company effected a 24 to 1 forward stock split. All share and per share data in the financial statements and notes has been retrospectively restated.

On December 2, 2013, the Company issued 250,000 shares of common stock for consulting services to be performed from December 2, 2013 through May 31, 2013. The shares were valued at $0.74 per share based on the market value on the date of the agreement. The Company is expensing the services over the six month agreement. As of December 31, 2013, 30,833 had been expensed and $154,167 has been recorded as deferred stock-based compensation.

On August 23, 2013, the Company acquired intellectual property from four shareholders in exchange for 8,880,000 shares of common stock. The common stock was valued at $0.30 per share for a total value of $2,664,000.

In accordance with ASC 805-50, assets acquired from entities under common control are recorded at their carrying value. In this case, the carrying value was $0, so a non-cash distribution to the four shareholders of $2,664,000 was recorded.

During the five months ended December 31, 2013, the Company issued 2,100,000 units, which consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.40 for a period of three years. The warrants were valued using the Black-Scholes Option Pricing Method on their respective grant dates. The proceeds of each until was then allocated between the common stock and the common stock purchase warrants.

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 7 – EQUITY TRANSACTIONS (CONTINUED)

The inputs for the warrant valuations are as follows:

	August 14,	September 4,	December 12,	December 27,
	2013	2013	2013	2013
Number of units	1,666,666	100,000	166,667	166,667
Stock price at grant date	$0.005	$0.30	$0.75	$0.75
Exercise price	$0.40	$0.40	$0.40	$0.40
Expected life	3 years	3 years	3 years	3 years
Volatility	83%	83%	85%	84%
Risk-free rate	0.67%	0.89%	0.67%	0.79%

As of December 31, 2013 and July 31, 2013, Solaris had 62,830,000 and 51,600,000 shares of common stock issued and outstanding.

NOTE 8 – INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $571,000 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the five months ended December 31, 2013 and the year ended July 31, 2013:

	December	July
	31, 2013	31, 2013
Federal income tax benefit attributable to:
Current operations	$139,783	$14,254
Less: valuation allowance	(139,783)	(14,254)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2013 and July 31, 201:

	December	July
	31, 2013	31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$194,050	$54,267
Less: valuation allowance	(194,050)	(54,267)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $571,000 for Federal income tax reporting purposes are subject to annual limitations. Due to a change in ownership, usage of the net operating loss carry forwards is limited in future years.

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On October 1, 2013, the Company entered into a lease agreement to rent office space. The lease is month-to-month and requires monthly rental payments of $2,997. The CEO negotiated with the landlord a 50% discounted rent for an undetermined time to help the Company during their start-up.

The Company has employment agreements with four officers requiring monthly compensation of $8,500 per officer.

NOTE 10 – CHANGE IN FISCAL YEAR END

The Company changed its fiscal year-end from July 31 to December 31.

Unaudited condensed comparative financial statement information is presented below.

	For the five	For the five
	months	months
	ended	ended
Unaudited Condensed Statements of	December	December
Operations	31, 2013	31, 2012

REVENUES	$0	0

OPERATING EXPENSES	411,150	8,400

LOSS FROM OPERATIONS	(411,150)	(8,400)

OTHER INCOME (EXPENSE)	23	0

NET LOSS	$(411,127)	(8,400)

NET LOSS PER SHARE	$(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES	60,882,222	51,600,000

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 10 – CHANGE IN FISCAL YEAR END (CONTINUED)

	Five months	Five months
	ended December	ended December
Unaudited Statement Of Cash Flows	31, 2013	31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(411,127)	$(8,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,933	0
Stock-based compensation	30,833	0
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(29,164)	0
(Increase) in inventory	(41,012)	0
Increase in accounts payable and accrued expenses	20,288	0
Net Cash Used by Operating Activities	(427,249)	(8,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(39,928)	0
Net Cash Used by Investing Activities	(39,928)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and stock warrants	600,000	0
Loan received from related party	0	8,400
Net Cash Provided by Financing Activities	600,000	8,400

NET INCREASE IN CASH AND CASH EQUIVALENTS	132,823	0

Cash and cash equivalents, beginning of period	19,058	0
Cash and cash equivalents, end of period	$151,881	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock and non-cash dividend distribution issued for acquisition of intangible assets	$2,664,000	$0
Reclassification of stock deposit to proceeds from issuance of common stock and stock warrants	$30,000	$0
Forgiveness of shareholder debt classified as contributed capital	$88,235	$0

SOLARIS POWER CELLS, INC.
(FORMERLY ROLLING TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 11 – LIQUIDITY AND GOING CONCERN

Solaris has limited working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this transition report on Form 10-K. Based on this evaluation, management concluded that as of the end of the period covered by this transition report on Form 10-K, these disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, described below.

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

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2013. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this transition report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On January 20, 2014, we amended the employment agreement with Ray Madick whereby his salary was reduced from $8,500 per month to $2,117 per month.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Vincent A. Palmieri	Chief Executive Officer, Treasurer and Director	57	August 23, 2013
Leonard Caprino	President, Secretary and Director	56	August 23, 2013
Roy Givens	Chief Technology Officer and Director	53	August 23, 2013
Raymond Madick	Chief Sales Officer and Director	53	August 23, 2013

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years.

Vincent A. Palmieri – Chief Executive Officer, Treasurer and Director

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2013, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Nomination Procedures For Appointment of Directors

We have not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this Transition report.

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

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

					Other	Non-Equity	Nonqualified
Name and			Bonus	Stock	Incentive	Plan	Deferred	All Other
Principal		Salary	Awards	Awards	Compensation	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Vincent A.	2013T(1)	33,346	Nil	Nil	Nil	Nil	Nil	5,639	39,985
Palmieri	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Chief Executive Officer and Treasurer
Leonard	2013T(1)	33,346	Nil	Nil	Nil	Nil	Nil	5,639	39,985
Caprino	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
President,
and Secretary
Roy	2013T(1)	33,346	Nil	Nil	Nil	Nil	Nil	5,639	39,985
Givens	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Chief Technology
Officer
Raymond	2013T(1)	33,346	Nil	Nil	Nil	Nil	Nil	5,639	39,985
Madick	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Chief Sales
Officer
Tee Kai Shen	2013T(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, CEO, CFO, and Director(2)
Tam Siew	2013T(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Suan	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Secretary and Director(2)
Ian Lev	2013T(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
President,
CEO, CFO, Secretary, Treasurer and Director(3)

1	For the five month period ended December 31, 2013.

2	Resigned from all positions on June 11, 2013.

3	Appointed as a director and officer on June 11, 2013 and resigned as an officer of August 23, 2013 and as a director on September 8, 2013.

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

On August 23, 2013, we signed an employment agreement with Vincent A. Palmieri, to act as Chief Executive Officer, effective as of August 23, 2013. We agreed to pay the sum of $8,500 per month and will be reviewed on December 31 of each year by the company’s compensation committee or by the board of directors. Mr. Palmieri shall be entitled to participate in the company’s stock option plan. Mr. Palmieri will be entitled in each year to two weeks paid vacation until December 31, 2013, and, if the agreement is renewed, four weeks paid vacation for each additional year employed, in addition to weekends and federal holidays. We also agree to reimburse Mr. Palmieri on a monthly basis for normal and reasonable expenses that he incurs in connection with his duties under the agreement. The employment agreement shall terminate on December 31, 2013 and shall be automatically extended by one year unless either party gives ninety (90) days’ written notice. We may terminate Mr. Palmieri’s employment for cause at any time by delivering written notice of termination. In the event of this Mr. Palmieri will not be entitled to any additional payments or benefits other than for amounts due and owing as of the date of termination. We may also terminate Mr. Palmieri’s employment without notice but must pay six months’ salary in severance if the termination is without cause. On January 22, 2014 we entered into an amendment agreement with Vincent A. Palmieri amending the employment agreement dated August 23, 2013 to remove the restriction that Mr. Palmieri not be employed by other business ventures.

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

On August 23, 2013, we signed an employment agreement with Raymond A. Madick, to act as Vice President of Sales, effective as of August 23, 2013. We agreed to pay the sum of $8,500 per month and will be reviewed on December 31 of each year by the company’s compensation committee or by the board of directors. Mr. Madick shall be entitled to participate in the company’s stock option plan. Mr. Madick will be entitled in each year to two weeks paid vacation until December 31, 2013, and, if the agreement is renewed, four weeks paid vacation for each additional year employed, in addition to weekends and federal holidays. We also agree to reimburse Mr. Madick on a monthly basis for normal and reasonable expenses that he incurs in connection with his duties under the agreement. The employment agreement shall terminate on December 31, 2013 and shall be automatically extended by one year unless either party gives ninety (90) days’ written notice. We may terminate Mr. Madick’s employment for cause at any time by delivering written notice of termination. In the event of this Mr. Madick will not be entitled to any additional payments or benefits other than for amounts due and owing as of the date of termination. We may also terminate Mr. Madick’s employment without notice but must pay one months’ salary in severance if the termination is without cause. On January 20, 2014, we amended the employment agreement with Raymond Madick whereby his salary was reduced from $8,500 per month to $2,117 per month.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth, as of March 25, 2014, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers (as defined in the “Executive Compensation” section) and current executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of Beneficial	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Owner
Vincent A. Palmieri	common stock	9,240,000	Direct	14.8%
79405 Highway 111, Suite 9488
La Quinta, CA 92253
Leonard Caprino	common stock	9,240,000	Direct	14.8%
3869 Vista Verde
Palm Springs, CA 92262
Roy Givens	common stock	9,240,000	Direct	14.8%
71530 Quail Trail
Palm Desert, CA 92260
Raymond A. Madick	common stock	9,240,000	Direct	14.8%
42816 Del Lago Court
Indio, CA 92203
Directors and Executive Officers as	common stock	37,680,000		60.6%
a Group (4 persons)
Gatehouse Capital Inc.	common stock	3,533,332(3)	Direct	5.7%
128 Windmill Area
Hattieville, Belize Central
America
5% shareholder	common stock	3,533,332		5.7%
(1 individuals)

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

(2)

Based on 62,830,000 shares of common stock issued and outstanding as of March 25, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3)	Includes warrants to purchase up to 2,100,000 shares of our common stock.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

Other than as described below, there has been no transaction, since the beginning of the year ended July 31, 2013, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

We had received loans from Tee Kai Shen, which were assigned to Ian Lev, both related parties, to be used for working capital. The loans were unsecured, non-interest bearing, and due on demand. The balance due to the shareholder was nil and 88,235 as of December 31, 2013 and July 31, 2013 respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by Silberstein Ungar, PLLC, our independent registered public accounting firm for the five month period ended December 31, 2013 and for the years ended July 31, 2013 and 2012:

Fees	2013T(1)	2013	2012
Audit Fees	$12,000	8,550	8,000
Audit Related Fees	-	-	-
Tax Fees	-	-	-
Other Fees	-	-	-
Total Fees	$12,000	8,550	8,000

(1)   For the five month period ended December 31, 2013.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit	Description of Exhibit
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on September 18, 2007)
3.2	Certificate of Change dated effective August 12, 2013 (incorporated by reference from our Current Report on Form 8-K filed on August 16, 2013)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on September 18, 2007)
(10)	Material Contracts
10.1	Affiliate Stock Purchase Agreement dated June 11, 2013 among Tee Kai Shen, Tam Siew Suan, and Ian Lev (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2013)
10.2	Affiliate Stock Purchase Agreement dated August 22, 2013 among Ian Lev, Vincent A. Palmieri, Raymond A. Madick, Roy A. Givens, and Leonard M. Caprino (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.3	Employment Agreement with Vincent A. Palmieri (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.4	Employment Agreement with Raymond Madick (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)

Exhibit
Number	Description of Exhibit
10.5	Employment Agreement with Roy Givens (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.6	Employment Agreement with Leonard Caprino (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.7	IP Transfer Agreement dated August 23, 2013 with Vincent A. Palmieri, Raymond A. Madick, Roy A. Givens, and Leonard M. Caprino (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2013)
10.8	Lease Agreement dated September 13, 2013 (incorporated by reference from our Current Report on Form 8-k filed on September 30, 2013)
10.9	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-k filed on November 29, 2013)
10.10	Consulting Agreement with Green Arrow Consulting, LLC dated December 4, 2013 (incorporated by reference from our Current Report on Form 8-k filed on December 4, 2013)
10.11	Amendment to Employment Agreement with Vincent A. Palmieri dated January 22, 2014 (incorporated by reference from our Current Report on Form 8-k filed on January 23, 2014)
(21)	Subsidiaries
21.1	None
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Vincent A. Palmieri
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Vincent A. Palmieri
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Solaris Power Cells, Inc.

/s/ Vincent A. Palmieri
Vincent Palmieri
Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Vincent A. Palmieri
Vincent Palmieri
Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: March 28, 2014

/s/ Leonard Caprino
Leonard Caprino
President, Secretary and Director
Date: March 28, 2014

/s/ Roy Givens
Roy Givens
Chief Technology Officer and Director
Date: March 28, 2014

/s/ Raymond Madick
Raymond Madick
Chief Sales Officer and Director
Date: March 28, 2014