Form 10-Q
period 2014-03-31
Solaris Power Cells, Inc.
filed 2014-05-15
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and  posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
62,830,000 common shares issued and outstanding as at April 27, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended March 31, 2014 includes all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

SOLARIS POWER CELLS, INC
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 and 2013
FOR THE PERIOD FROM JULY 27, 2007 (INCEPTION) TO MARCH 31, 2014

SOLARIS POWER CELLS, INC
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

ASSETS

	As of	As of
	MARCH 31, 2014	DECEMBER 31, 2013

CURRENT ASSETS
Cash and cash equivalents	$104,146	$151,881
Prepaid expenses	18,456	29,164
Inventory	60,843	41,012
TOTAL CURRENT ASSETS	183,445	222,057

Property and equipment, net	37,032	36,995

TOTAL ASSETS	$220,477	$259,052

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$20,043	$37,719
Deposits on common share purchases	200,000	-
TOTAL LIABILITIES	220,043	37,719

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 2,160,000,000 authorized, 62,830,000 and 62,830,000 shares issued and outstanding	62,830	62,830
Additional paid in capital	3,483,617	3,483,617
Stock Warrants	72,388	72,388
Deferred stock-based compensation	(61,668)	(154,167)
Deficit accumulated during the development stage	(3,556,733)	(3,243,335)
TOTAL STOCKHOLDERS' EQUITY	434	221,333

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$220,477	$259,052

See accompanying notes to financial statements

SOLARIS POWER CELLS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the period from
	March 31,		July 27, 2007 (inception)
	2014	2013	to March 31, 2014

REVENUES	$-	$-	$-

OPERATING EXPENSES
Advertising	1,453	-	36,989
Depreciation	2,784	-	5,717
Filing fees	5,082	-	23,303
Payroll expenses	116,698	-	297,015
Professional fees	123,582	3,550	354,488
Rent	4,955	-	9,450
Research and development	41,330	-	105,710
Supplies	5,593	-	16,618
Travel and entertainment	9,422	-	20,586
General and administrative	2,506		14,287
TOTAL OPERATING EXPENSES	313,405	3,550	884,163

LOSS FROM OPERATIONS	(313,405)	(3,550)	(884,163)

OTHER INCOME	7	-	30

NET LOSS	$(313,398)	$(3,550)	$(884,133)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	62,830,000	51,600,000

See accompanying notes to financial statements

SOLARIS POWER CELLS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended		For the period from
	March 31,		July 27, 2007 (inception)
	2014	2013	to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$(313,398)	$(3,550)	$(884,133)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,784	-	5,717
Stock-based compensation	92,499	-	123,332
Changes in operating assets and liabilities:
Inventory	(19,831)	-	(48,995)
Prepaid expenses	10,708	-	(30,304)
Accounts payable	(17,676)	-	20,043
NET CASH USED BY OPERATING ACTIVITIES	(244,914)	(3,550)	(814,340)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,821)	-	(42,749)
NET CASH USED BY INVESTING ACTIVITIES	(2,821)	-	(42,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	673,000
Deposits on common share purchase	200,000	-	200,000
Loan received from related party	-	3,550	88,235
NET CASH PROVIDED BY FINANCING ACTIVITIES	200,000	3,550	961,235

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,735)	-	104,146
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	151,881	-	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$104,146	$-	$104,146

SUPPLEMENTARY DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING TRANSACTIONS
Common stock and non-cash dividend distribution issued for acquisition of intangible assets	$-	$-	$2,664,000
Reclassification of stock deposit to proceeds from issuance of common stock and stock warrants	$-	$-	$30,000
Forgiveness of shareholder debt classified as contributed capital	$-	$-	$88,235

See accompanying notes to financial statements

SOLARIS POWER CELLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2014

NOTE 1 - ORGANIZATION AND OPERATIONS

Solaris Power Cells, Inc. (formerly Rolling Technologies, Inc.) (“Solaris” and the “Company”) located in Palm Springs California was incorporated in Nevada on July 27, 2007 and changed its name to Solaris on August 12, 3013. Solaris is developing a renewable energy storage device, referred to as a “ passive electron storage array” which will be marketed to both commercial and residential users.

Nature of Business
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/T, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2013. The interim results for the three months ended March 31, 2014 are not necessarily indicative of the results for the full fiscal year. The interim unaudited financial statements are presented in USD.

SOLARIS POWER CELLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2014

Fiscal Year End
The Company changed its fiscal year-end from July 31 to December 31.

Cash and Cash Equivalents
Solaris considers all highly liquid investments with maturities of six months or less to be cash equivalents. At March 31, 2014 and December 31, 2013, the Company had $104,146 and $151,881 of cash and cash equivalents, respectively.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, inventory, accounts payable and deposits on common share purchases. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Inventory
Inventory consists of ancillary products such as Golf Car chassis, Solar Panels, Power Cells, and various devices and components to support our finished goods. Inventory value is determined by the average cost method and management maintains inventory levels based on historical and industry trends. We regularly assess inventory quantities for excess and obsolescence primarily based on forecasted product demand. See Note 4.

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

Research and development
We incur research and development costs to develop our new and next-generation products. Our products reach technological feasibility shortly before the products are released and therefore research and development costs are expensed as incurred.

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

SOLARIS POWER CELLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2014

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

Advertising Costs
Advertising costs are expensed as incurred. The Company incurred advertising costs for the three months ended March 31, 2014 and 2013 of $1,453 and $0, respectively.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of March 31, 2014, the Company has not issued any stock-based payments to its employees.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2014.

Recent Accounting Pronouncements
Solaris does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses at March 31, 2014 consisted of $18,456 of prepaid legal services. Prepaid expenses at December 31, 2013 consisted of $25,000 of prepaid legal services and $4,164 of prepaid inventory.

NOTE 4 – INVENTORY

Inventory at March 31, 2014 and December 31, 2013 consisted of 100% finished goods in the amount of $60,843 and $41,012 respectively.

SOLARIS POWER CELLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2014

NOTE 5– PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Office equipment	$12,203	$12,203
Furniture and fixtures	14,854	14,854
Computer equipment	11,215	11,215
Software	4,477	1,656
Total cost	42,749	39,928
Less: accumulated depreciation	(5,717)	(2,933)
Property and equipment, net	$37,032	$36,995

Depreciation expense was $2,784 for the three months ended March 31, 2014 and $2,922 for the five months ended December 31, 2013.

NOTE 6 – INTANGIBLE ASSETS

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

NOTE 7 – LOAN PAYABLE – RELATED PARTY

The Company had received loans from a related party to be used for working capital. The loans were unsecured, non-interest bearing, and due on demand. The balance due to the shareholder was $88,235 as of July 31, 2013. On August 22, 2013, the total amount due was forgiven by the shareholder and recorded as contributed capital.

NOTE 8 – EQUITY TRANSACTIONS

The Company has 2,160,000,000 shares of $0.001 par value common stock authorized.

On August 12, 2013, the Company effected a 24 to 1 forward stock split. All share and per share data in the financial statements and notes has been retrospectively restated.

On December 2, 2013, the Company issued 250,000 shares of common stock for consulting services to be performed from December 2, 2013 through May 31, 2014. The shares were valued at $0.74 per share based on the market value on the date of the agreement. The Company is expensing the services over the six month agreement. As of December 31, 2013, 30,833 had been expensed and $154,167 has been recorded as deferred stock-based compensation. As of March 31, 2014, an additional $92,499 was written off and $61,668 remained as deferred stock-based compensation.

SOLARIS POWER CELLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2014

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

During the five months ended December 31, 2013, the Company issued 2,100,000 units, which consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.40 for a period of three years. The warrants were valued using the Black-Scholes Option Pricing Method on their respective grant dates. The proceeds of each were then allocated between the common stock and the common stock purchase warrants.

The inputs for the warrant valuations are as follow

	August 14,	September 4,	December 12,	December 27,
	2013	2013	2013	2013
Number of units	1,666,666	100,000	166,667	166,667
Stock price at grant date	$0.005	$0.30	$0.75	$0.75
Exercise price	$0.40	$0.40	$0.40	$0.40
Expected life	3 years	3 years	3 years	3 years
Volatility	83%	83%	85%	84%
Risk-free rate	0.67%	0.89%	0.67%	0.79%

No warrants were issued in the three months ended March 31, 2014.

As of March 31, 2014 and December 31, 2013 we had 62,830,000 shares of common stock issued and outstanding.

NOTE 9 – INCOME TAXES

As of March 31, 2014, the Company had net operating loss carry forwards of approximately $884,000 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the three months ended March 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$106,555	$1,207
Less: valuation allowance	(106,555)	(1,207)
Net provision for Federal income taxes	$0	$0

SOLARIS POWER CELLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2014

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2014 and December 31, 2013:

	March 31,	December
	2014	31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$300,605	$194,050
Less: valuation allowance	(300,605)	(194,050)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $884,000 for Federal income tax reporting purposes are subject to annual limitations. Due to a change in ownership, usage of the net operating loss carry forwards is limited in future years.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On April 1, 2014 the Company entered into a three year lease agreement to rent office and warehouse space. The Company may terminate the lease at any time during that period. The lease cost is $3,546 and encompasses 1,250 sq. feet of office space and 8,500 sq. feet of warehouse and manufacturing space.

The Company has employment agreements with four officers requiring monthly compensation of $8,500 per officer.

NOTE 11 – LIQUIDITY AND GOING CONCERN

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

NOTE 12 – SUBSEQUENT EVENTS

On April 1, 2014, we entered into a, three year, lease agreement with the Coachella Valley Economic Partnership. The Lease replaces the lease dated September 25, 2013 we had with the Lessor. Pursuant to the Lease, we expanded our office space and the facility for the research and development and testing of our future products and we increased our manufacturing administrative office space, located at 2901 East Alejo Road, Palm Springs, California. Pursuant to the Lease, we pay monthly rent of $3,456.

SOLARIS POWER CELLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2014

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Corporate Overview

We were formed as a Nevada corporation, “Rolling Technologies, Inc.” on July 27, 2007. On August 12, 2013, we changed our name to Solaris Power Cells, Inc. Effective August 12, 2013, we effected a 24 for 1 forward stock split of our authorized, and issued and outstanding shares of common stock. Our authorized common stock increased from 90,000,000 shares of common stock to 2,160,000,000 shares of common stock, and our issued and outstanding capital increased from 2,150,000 shares of common stock to 51,600,000 shares of common stock. As of March 31, 2014, we had 62,830,000 common shares issued and outstanding. All references to shares of our common stock are on a post-split basis.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended March 31, 2014, which are included herein.

	Unaudited three months
	ended March 31,
	2014	2013
Revenue	$-	$-
Operating Expenses	313,405	3,550
Other Income	7	-
Net Loss	$313,398	$3,550

Revenues

We have limited operational history. From our inception on July 27, 2007 to March 31, 2014, we did not generate any revenues. We do not anticipate earning revenues until we procure additional financing to manufacture and market our products. There is no assurance that we will earn any revenues or amounts that will enable us to continue as a going concern.

Expenses

Our operating expenses for the fiscal quarter ended March 31, 2014 and 2013 are outlined below:

	Unaudited three months
	ended March 31,
	2014	2013
Advertising	$1,453	$-
Payroll expenses	116,698	-
Professional fees	123,582	3,550
Research and development	41,330	-
General and administrative expenses	27,558	-
Depreciation expense	2,784	-
Total Operating Expenses	$313,405	$3,550

Our expenses increased as a result of our acquisition of the IP relating to our renewable energy storage device. Prior to that acquisition, we had limited operations.

Liquidity and Capital Resources

Working Capital as at March 31, 2014

	As at	As at
	March 31, 2014	December 31, 2013
Current Assets	$183,445	$222,057
Current Liabilities	$220,043	$37,719
Working Capital (Deficiency)	$(36,598)	$184,338

Our working capital changed from working capital of $184,338 to a working capital deficit of $36,598 primarily as a result of financing activities, offset by continued operational costs and ongoing research and development.

We have incurred operating losses since inception, and this is likely to continue in the foreseeable future. We require funds to enable us to address our minimum current and ongoing expenses.

Cash Flows

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Cash (used in) Operating Activities	$(244,914)	$(3,550)
Cash (used in) Investing Activities	$(2,821)	$-
Cash provided by Financing Activities	$200,000	$3,550
Net (Decrease) in Cash	$(47,735)	$-

During the three months ended March 31, 2014, we used net cash in operating activities in the amount of $244,914. The cash used in the three months ended March 31, 2014 was primarily due to expenses associated with research and development, advertising, marketing, accounting, legal and wages.

Our cash provided by financing activities for the three months ended March 31, 2014 increased to $200,000. This increase was due to financing activities consisting of the receipt, during the three month period ended March 31, 2014, of $200,000 representing a deposit on the sale of 666,667 units of our company at a price of $0.30 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant, which will entitle the person to purchase an additional share at an exercise price of $0.40 for a period of three years.

Cash of $2,821 was used in investing activities during the three months ended March 31, 2014 to purchase property and equipment and nil during the three months ended March 31, 2013.

Cash Requirements

Our primary objective for the next twelve months is to continue research and development with the goal of commercializing our first solar powered limited use vehicles such as golf carts to a market ready status.

Specifically, we estimate our operating expenses, excluding non-cash charges for stock-based compensation and amortization, for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$ 1,200
Filing fees	13,600
Investor relations	30,000
Legal and accounting fees	127,000
Licenses and permits	1,200
Marketing expense	30,000
Insurance expense	7,440
Personnel and consulting expense	444,400
Research & Development	240,000
Transfer agent fees	1,200
Other general & administrative expense	224,294
Total:	$ 1,120,334

There can be no assurance that we will generate revenues significant enough to offset these expenses to some or any degree and those we will not have significant needs for other financing to support the activities of our company.

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

Future Financings

We will require additional financing to fund our planned operations, including further development, regulatory requirements, and commercializing our existing assets. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets, and more particularly, the market for early development stage company stocks persist.

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

  any of the patents or patent applications developed, acquired or licensed by us will not be invalidated, circumvented, challenged, or rendered unenforceable; or
  any potential future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all.

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

We have earned no revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. Operating expenses for the period from July 27, 2007 (date of inception) to March 31, 2014 totaled $884,163. We have incurred cumulative net losses of $884,133 since July 27, 2007. We have not attained profitable operations. As of March 31, 2014 we had cash in the amount of $104,146. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report to our financial statements for the transition period ended December 31, 2013 that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

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

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including, but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their own common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, as described in our annual report on Form 10-KT for the transition period ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal interim period ended March 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on September 18, 2007)
3.2	Certificate of Change dated effective August 12, 2013 (incorporated by reference from our Current Report on Form 8-K filed on August 16, 2013)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on September 18, 2007)
(10)	Material Contracts
10.1	Lease Agreement dated April 1, 2014 (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2014)
(21)	Subsidiaries
21.1	None
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Vincent A. Palmieri
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Vincent A. Palmieri
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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
Date: May 15, 2014