Form 10-Q
period 2014-06-30
Solaris Power Cells, Inc.
filed 2014-08-14
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
64,163,331 common shares issued and outstanding as at August 11, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended June 30, 2014 includes all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Solaris Power Cells, Inc.
BALANCE SHEETS
As of June 30, 2014 and December 31, 2013
(Unaudited)

	June 30, 2014	December 31, 2013

Assets

Current Assets
Cash and equivalents	$91,014	$151,881
Accounts receivable	-	-
Inventory	26,711	41,012
Prepaid expenses	29,317	29,164

Total Current Assets	147,042	222,057

Property and equipment, net	36,053	36,995

Total Assets	$183,095	$259,052

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$9,971	$37,719

Total Current Liabilities	9,971	37,719

Total Liabilities	9,971	37,719

Stockholders' Equity
Common stock, $.001 par value, 2,160,000,000 authorized, 64,163,331 and 62,830,000 shares issued and outstanding, respectively	64,163	62,830
Additional paid-in capital	3,858,935	3,483,617
Stock warrants	95,737	72,388
Deferred stock-based compensation	-	(154,167)
Accumulated deficit	(3,845,711)	(3,243,335)

Total Stockholders' Equity	173,124	221,333

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$183,095	$259,052

Solaris Power Cells, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	3 Months Ended		6 Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

REVENUE
Sales	$30,110	$-	$30,110	$-
TOTAL REVENUE	30,110	-	30,110	-

COST OF SALES
Cost of good sold	27,520	-	27,520	-

TOTAL COST OF SALES	27,520	-	27,520	-

GROSS PROFIT	2,590	-	2,590	-

OPERATING EXPENSES
Advertising	7,407	-	8,861	-
Depreciation expense	3,039	-	5,822	-
General and adminstrative expenses	9,649	-	12,861	-
Filing fees	3,456	-	8,538	-
Payroll	115,319	-	231,812	-
Professional fees	90,033	4,066	213,615	7,616
Rent and leases	5,760	-	10,715	-
Research and development	43,369	-	84,700	-
Supplies	3,354	-	8,947	-
Travel and entertainment	10,184	-	19,105	-

TOTAL OPERATING EXPENSES	291,570	4,066	604,976	7,616

LOSS FROM OPERATIONS	(288,980)	(4,066)	(602,386)	(7,616)

OTHER INCOME (EXPENSE)
Interest income	2	-	10	-
TOTAL OTHER INCOME (EXPENSE)	2	-	10	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(288,978)	(4,066)	(602,376)	(7,616)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(288,978)	$(4,066)	$(602,376)	$(7,616)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	63,430,732	51,600,000	63,132,025	51,600,000

See accompanying notes to financial statements

Solaris Power Cells, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended	6 Months Ended
	June 30, 2014	June 30, 2013

Cash Flows from Operating Activities
Net loss	$(602,376)	$(7,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	154,167	-
Depreciation	5,822	-
Changes in assets and liabilities:
Inventory	14,301	-
Prepaid expenses	(153)	-
Accounts payable	(27,748)	-

Net Cash (Used In) Operating Activities	(455,987)	(7,616)

Cash Flows from Investing Activities
Purchase of property and equpment	(4,880)	-

Net Cash (Used In) Investing Activities	(4,880)	-

Cash Flows from Financing Activities
Proceeds from sale of stock and warrants	400,000	-
Advances from officer	-	7,616

Net Cash Provided By Financing Activities	400,000	7,616

Net Increase (Decrease) in Cash	(60,867)	-

Cash, Beginning of period	151,881	-

Cash, End of period	$91,014	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

SOLARIS POWER CELLS, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 1 - ORGANIZATION AND OPERATIONS

Solaris Power Cells, Inc. (formerly Rolling Technologies, Inc.) (“Solaris” and the “Company”) located in Palm Springs California was incorporated in Nevada on July 27, 2007 and changed its name to Solaris on August 12, 2013. Solaris is developing a renewable energy storage device, referred to as a “Passive Electron Storage Array” which will be marketed to both commercial and residential users.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/T, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2013. The interim results for the six months ended June 30, 2014 are not necessarily indicative of the results for the full fiscal year. The interim unaudited financial statements are presented in USD.

Fiscal Year End
The Company changed its fiscal year-end from July 31 to December 31.

Cash and Cash Equivalents
Solaris considers all highly liquid investments with maturities of six months or less to be cash equivalents. At June 30, 2014 and December 31, 2013, the Company had $91,014 and $151,881 of cash and cash equivalents, respectively.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, inventory, and accounts payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Advertising Costs
Advertising costs are expensed as incurred. The Company incurred advertising costs for the three and six months ended June 30, 2014 of $7,407 and $8,861, respectively. The Company incurred advertising costs for the three and six months ended June 30, 2013 of $0 and $0, respectively.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of June 30, 2014, the Company has not issued any stock-based payments to its employees.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2014.

Recent Accounting Pronouncements
Solaris does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

"On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements."

NOTE 3 – PREPAID EXPENSES

Prepaid expenses at June 30, 2014 consisted of $29,317 of prepaid legal services. Prepaid expenses at December 31, 2013 consisted of $25,000 of prepaid legal services and $4,164 of prepaid inventory costs.

NOTE 4 – INVENTORY

Inventory at June 30, 2014 and December 31, 2013 consisted of 100% finished goods in the amount of $26,711 and $41,012 respectively.

NOTE 5– PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December
	2014	31, 2013
Property and Equipment
Computer equipment	$9,675	$7,615
Office equipment	10,384	10,384
Software	4,477	1,657
Furniture and fixtures	20,272	20,272
Total property and equipment	44,808	39,928
Accumulated depreciation	(8,755)	(2,933)
Property and equipment, net	$36,053	$36,995

Depreciation expense was $5,822 and $0 for the six months ended June 30, 2014 and 2013, respectively. Depreciation expense was $3,039 and $0 for the three months ended June 30, 2014 and 2013, respectively.

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

On December 2, 2013, the Company issued 250,000 shares of common stock for consulting services to be performed from December 2, 2013 through May 31, 2014. The shares were valued at $0.74 per share based on the market value on the date of the agreement. The Company expensed the services over the six month agreement.

As of December 31, 2013, 30,833 had been expensed and $154,167 had been recorded as deferred stock-based compensation. As of June 30, 2014, the remaining $154,167 was expensed and $0 remained as deferred stock-based compensation.

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

During the six months ended June 30, 2014, the Company issued 1,333,331 units, which consisted of one share of common stock and one common stock purchase warrant for total proceeds of $400,000. The warrants are exercisable at $0.40 for a period of three years. The warrants were valued using the Black-Scholes Option Pricing Method on their respective grant dates. The proceeds were then allocated between the common stock and the common stock purchase warrants.

The inputs for the warrant valuations through June 30, 2014 are as follow;

	August 14,	September 4,	December 12,	December 27,
	2013	2013	2013	2013
Number of units	1,666,666	100,000	166,667	166,667
Stock price at grant date	$0.005	$0.30	$0.75	$0.75
Exercise price	$0.40	$0.40	$0.40	$0.40
Expected life	3 years	3 years	3 years	3 years
Volatility	83%	83%	85%	84%
Risk-free rate	0.67%	0.89%	0.67%	0.79%

May 21,
2014
Number of units	1,333,331
Stock price at grant date	$ 0.14
Exercise price	$ 0.40
Expected life	3 years
Volatility	59%
Risk-free rate	0.79%

As of June 30, 2014 and December 31, 2013 we had 64,163,331 and 62,830,000 shares of common stock issued and outstanding, respectively.

NOTE 8 – INCOME TAXES

As of June 30, 2014, the Company had net operating loss carry forwards of approximately $1,173,109 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the six months ended June 30, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$204,808	$2,589
Less: valuation allowance	(204,808)	(2,589)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2014 and December 31, 2013:

	June 30,	December
	2014	31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$398,858	$194,050
Less: valuation allowance	(398,858)	(194,050)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1,173,109 for Federal income tax reporting purposes are subject to annual limitations. Due to a change in ownership, usage of the net operating loss carry forwards is limited in future years.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On April 1, 2014 the Company entered into a three year lease agreement to rent office and warehouse space. The Company may terminate the lease at any time during that period. The lease cost is $3,546 and encompasses 1,250 sq. feet of office space and 8,500 sq. feet of warehouse and manufacturing space.

The Company has employment agreements with three active officers requiring monthly compensation of $8,500 per officer.

NOTE 10 – LIQUIDITY AND GOING CONCERN

Solaris has limited working capital, has incurred losses since inception, and has received limited revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 11 – SUBSEQUENT EVENTS

On July 21, 2014, Raymond Madick resigned as Chief Sales Officer and a director of our company due to other increased business commitments. Mr. Madick’ resignation was not as a result of a disagreement with our company on any matter relating to our operations, policies or practices.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Corporate Overview

We were formed as a Nevada corporation, “Rolling Technologies, Inc.” on July 27, 2007. On August 12, 2013, we changed our name to Solaris Power Cells, Inc. Effective August 12, 2013, we effected a 24 for 1 forward stock split of our authorized, and issued and outstanding shares of common stock. Our authorized common stock increased from 90,000,000 shares of common stock to 2,160,000,000 shares of common stock, and our issued and outstanding capital increased from 2,150,000 shares of common stock to 51,600,000 shares of common stock. As of June 30, 2014, we had 64,163,331 common shares issued and outstanding. All references to shares of our common stock are on a post-split basis.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal periods ended June 30, 2014, which are included herein.

	Unaudited six months
	ended June 30,
	2014	2013
Revenue	$30,110	$-
Cost of Goods Sold	(27,520)	-
Operating Expenses	(604,976)	(7,616)
Other Income	10	-
Net Loss	$(602,376)	$(7,616)

	Unaudited three months
	ended June 30,
	2014	2013
Revenue	$30,110	$-
Cost of Goods Sold	(27,520)	-
Operating Expenses	(291,570)	(4,066)
Other Income	2	-
Net Loss	$(288,978)	$(4,066)

Revenues
We have limited operational history. We do not anticipate earning adequate revenues until we procure additional financing to manufacture and market our products. There is no assurance that we will earn adequate revenues or amounts that will enable us to continue as a going concern.

Expenses
Our operating expenses for the fiscal quarter ended June 30, 2014 and 2013 are outlined below:

	Unaudited six months
	ended June 30,
	2014	2013
Advertising	$8,861	$-
Payroll expenses	231,812	-
Professional fees	213,615	7,616
Research and development	84,700	-
General and administrative expenses	60,166	-
Depreciation expense	5,822	-
Total Operating Expenses	$604,976	$7,616

	Unaudited three months
	ended June 30,
	2014	2013
Advertising	$7,407	$-
Payroll expenses	115,319	-
Professional fees	90,033	4,066
Research and development	43,369	-
General and administrative expenses	32,403	-
Depreciation expense	3,039	-
Total Operating Expenses	$291,570	$4,066

Our expenses increased as a result of our acquisition of the IP relating to our renewable energy storage device. Prior to that acquisition, we had limited operations.

Liquidity and Capital Resources

Working Capital as at June 30, 2014

	As of	As of
	June 30,	December
	2014	31, 2013
Current Assets	$147,042	$222,057
Current Liabilities	$9,971	$37,719
Working Capital (Deficiency)	$137,071	$184,338

Our working capital changed from working capital of $184,338 to a working capital of $137,071 primarily as a result of financing activities, offset by continued operational costs and ongoing research and development.

We have incurred operating losses since inception, and this is likely to continue in the foreseeable future. We require funds to enable us to address our minimum current and ongoing expenses.

Cash Flows

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2014	2013
Cash (used in) Operating Activities	$(455,987)	$(7,616)
Cash (used in) Investing Activities	$(4,880)	$-
Cash provided by Financing Activities	$400,000	$7,616
Net (Decrease) in Cash	$(60,867)	$-

During the six months ended June 30, 2014, we used net cash in operating activities in the amount of $455,987 compared to $7,616 for the six months ended June 30, 2013.

The cash used in the six months ended June 30, 2014 was primarily due to expenses associated with research and development, advertising, marketing, accounting, legal and wages.

Cash totaling $4,880 was used in investing activities during the six months ended June 30, 2014 to purchase property and equipment compared to $0 for the six months ended June 30, 2013.

Our cash provided by financing activities for the six months ended June 30, 2014 increased to $400,000 from $7,616 for the six months ended June 30, 2014. This increase was due to the receipt of $400,000 on the sale of 1,333,331 units of our company at a price of $0.30 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant, which will entitle the person to purchase an additional share at an exercise price of $0.40 for a period of three years.

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

We have incurred cumulative net losses of $1,173,109 since July 27, 2007. We have not attained profitable operations. As of June 30, 2014 we had cash in the amount of $91,014. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report to our financial statements for the transition period ended December 31, 2013 that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal interim period ended June 30, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on September 18, 2007)
3.2	Certificate of Change dated effective August 12, 2013 (incorporated by reference from our Current Report on Form 8-K filed on August 16, 2013)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on September 18, 2007)
(5)	Departure of Directors or Certain Officers
5.1	Departure of Raymond Madick on July 21, 2014 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2014)
(10)	Material Contracts
10.1	Lease Agreement dated April 1, 2014 (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2014)
10.2	Sale of exempt non-affiliate unregistered equities dated May 20, 2014 (incorporated by reference from our Current Report on Form 8-K filed on May 20, 2014)
(21)	Subsidiaries
21.1	None
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Vincent A. Palmieri
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Vincent A. Palmieri
(101)	Interactive Data File
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLARIS POWER CELLS, INC.

/s/ Vincent A. Palmieri
Vincent A. Palmieri
Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date: August 14, 2014