Form 10-Q
period 2014-09-30
Solaris Power Cells, Inc.
filed 2014-11-13
CIK 1411730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 000-53982

SOLARIS POWER CELLS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3386352
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
(Do not check if a smaller reporting company)
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,986,684 common shares issued and outstanding as at November 10, 2014.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended September 30, 2014 includes all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

SOLARIS POWER CELLS, INC.

TABLE OF CONTENTS

SEPTEMBER 30, 2014

3

SOLARIS POWER CELLS, INC.

BALANCE SHEETS (UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$42,098	$151,881
Prepaid expenses	0	29,164
Inventory	26,711	41,012
Total Current Assets	68,809	222,057

Property and equipment, net	29,424	36,995

TOTAL ASSETS	$98,233	$259,052

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$70,374	$37,719
Derivative liability	100,418	0
Total Current Liabilities	170,792	37,719

Long-term Liabilities
Convertible note payable, net of discount	2,131	0

Total Liabilities	172,923	37,719

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 2,160,000,000 shares authorized, 64,163,331 and 62,830,000 shares issued and outstanding, respectively	64,164	62,830
Additional paid-in capital	3,836,322	3,483,617
Stock warrants	118,349	72,388
Deferred stock-based compensation	0	(154,167)
Accumulated deficit	(4,093,525)	(3,243,335)
Total Stockholders’ Equity (Deficit)	(74,690)	221,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$98,233	$259,052

See accompanying notes to financial statements.

SOLARIS POWER CELLS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
REVENUES	$0	$0	$30,110	$0
COST OF SALES	0	0	(27,520)	0
GROSS PROFIT	0	0	2,590	0

OPERATING EXPENSES
Advertising	3,170	1,220	12,031	1,220
Wages, taxes and employee benefits	114,729	35,797	345,178	35,797
Professional fees	17,674	14,848	77,122	22,439
Consulting	5,797	0	159,964	0
Filing fees	2,929	1,639	11,467	1,664
Rent	5,184	0	15,899	0
Research and development	2,516	24,800	87,215	24,800
Supplies	1,759	2,519	10,707	2,519
Travels, meals and entertainment	6,539	1,316	25,644	1,316
Depreciation expense	3,124	0	8,947	0
General and administrative	3,339	3,855	17,562	3,855
TOTAL OPERATING EXPENSES	166,760	85,994	771,736	93,610

LOSS FROM OPERATIONS	(166,760)	(85,994)	(769,146)	(93,610)

OTHER INCOME (EXPENSES)
Interest income	1	0	11	0
Amortization of debt discount	(2,131)	0	(2,131)	0
Impairment of prepaid expense	(25,000)	0	(25,000)	0
Loss on disposal of property and equipment	(3,506)	0	(3,506)	0
Derivative expense	(68,131)	0	(68,131)	0
Change in fair market value of derivative liability	17,713	0	17,713	0
TOTAL OTHER INCOME (EXPENSE)	(81,054)	0	(81,044)	0

LOSS BEFORE PROVISION FOR INCOME TAXES	(247,814)	(85,994)	(850,190)	(93,610)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(247,814)	$(85,994)	$(850,190)	$(93,610)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	64,163,331	56,263,261	63,479,572	53,171,502

See accompanying notes to financial statements.

SOLARIS POWER CELLS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(850,190)	$(93,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,947	0
Stock-based compensation	154,167	0
Amortization of debt discount	2,131	0
Impairment of prepaid expense	25,000	0
Loss on disposal of property and equipment	3,506	0
Derivative expense	68,131	0
Change in fair market value of derivative liability	(17,713)	0
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	4,164	(27,500)
(Increase) decrease in inventory	14,301	(10,616)
Increase in accounts payable and accrued expenses	32,655	1,531
Net Cash Used by Operating Activities	(554,901)	(130,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(4,882)	(28,666)
Net Cash Used by Investing Activities	(4,882)	(28,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and stock warrants	400,000	530,000
Proceeds from convertible debt	50,000	0
Net Cash Provided by Financing Activities	450,000	530,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(109,783)	371,139

Cash and cash equivalents, beginning of period	151,881	0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,098	$371,139

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock and non-cash dividend distribution issued for acquisition of intangible assets	$0	$2,664,000
Forgiveness of shareholder debt classified as contributed capital	$0	$0

See accompanying notes to financial statements.

SOLARIS POWER CELLS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 1 – ORGANIZATION AND OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/T, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2013. The interim results for the nine months ended September 30, 2014 are not necessarily indicative of the results for the full fiscal year. The interim unaudited financial statements are presented in USD.

Fiscal Year End

The Company changed its fiscal year-end from July 31 to December 31.

Cash and Cash Equivalents

Solaris considers all highly liquid investments with maturities of nine months or less to be cash equivalents. At September 30, 2014 and December 31, 2013, the Company had $42,098 and $151,881 of cash and cash equivalents, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consists of cash and cash equivalents, prepaid expenses, inventory, and accounts payable and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the three and nine months ended September 30, 2014 of $3,170 and $12,031, respectively. The Company incurred advertising costs for the three and nine months ended September 30, 2013 of $1,220 and $1,220, respectively.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of September 30, 2014, the Company has not issued any stock-based payments to its employees.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2014.

Recent Accounting Pronouncements

Solaris does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses at September 30, 2014 consisted were $0. Prepaid expenses at December 31, 2013 consisted of $25,000 of prepaid legal services and $4,164 of prepaid inventory costs.

NOTE 4 – INVENTORY

Inventory at September 30, 2014 and December 31, 2013 consisted of 100% finished goods in the amount of $26,711 and $41,012 respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Property and Equipment
Computer equipment	$5,488	$7,615
Office equipment	9,894	10,384
Software	4,477	1,657
Furniture and fixtures	20,272	20,272
Total property and equipment	40,131	39,928
Accumulated depreciation	(10,707)	(2,933)
Property and equipment, net	$29,424	$36,995

Depreciation expense was $8,947 and $0 for the nine months ended September 30, 2014 and 2013, respectively. Depreciation expense was $3,124 and $0 for the three months ended September 30, 2014 and 2013, respectively.

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

NOTE 7 – CONVERTIBLE NOTE PAYABLE

In September 2014, the Company entered into a $500,000 convertible note payable. Upon closing of the note, the company received $50,000, with an additional $400,000 available at the discretion of the lender. Included in the principal balance is a pro-rated $50,000 original issue discount. The note is non-interest bearing for the first 90 days. If the note is not repaid in 90 days, a one time interest charge of 12% will be applied to the principal sum. The maturity date is two years from each draw on the note. The note is convertible into common shares of the Company based on the lower of $0.12 per share or 60% of the lowest trade price of the common stock for the proceeding 25 consecutive trading days immediately prior to the conversion. As of September 30, 2014, the Company has drawn $50,000 cash resulting in a note balance of $55,556 including the $5,556 pro-rated original issue discount. Amortization of the original issue discount was $213 as of September 30, 2014. As part of the note agreement, the Company was required to reserve 135,000,000 shares of common stock.

[8] Derivative Liability

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. The Company valued the derivative liability on the grant date at $118,131 resulting in a debt discount of $50,000 and a derivative expense of $68,131. Amortization of debt discount amounted to $1,918 for the three and nine months ended September 30, 2014. The derivative liability is revalued each reporting period using the Black-Scholes model. The Company valued the derivative liability at September 30, 2014 at $100,418. For the three and nine months ended September 30, 2014, the Company recorded unrealized gains from the change in the fair value of the derivative liability of $17,713.

The Black-Scholes model was valued with the following inputs:

	September 3, 2014	September 30, 2014
Number of shares	1,234,578	1,322,762
Stock price at grant date	$0.10	$0.08
Exercise price	$0.045	$0.042
Expected life	2 years	2 years
Volatility	260%	255%
Risk-free rate	0.52%	0.58%

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

As of December 31, 2013, 30,833 had been expensed and $154,167 had been recorded as deferred stock-based compensation. As of September 30, 2014, the remaining $154,167 was expensed and $0 remained as deferred stock-based compensation.

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

During the nine months ended September 30, 2014, the Company issued 1,333,331 units, which consisted of one share of common stock and one common stock purchase warrant for total proceeds of $400,000. The warrants are exercisable at $0.40 for a period of three years. The warrants were valued using the Black-Scholes Option Pricing Method on their respective grant dates. The proceeds were then allocated between the common stock and the common stock purchase warrants.

The inputs for the warrant valuations through September 30, 2014 are as follow;

	August 14, 2013	September 4, 2013	December 12, 2013	December 27, 2013
Number of units	1,666,666	100,000	166,667	166,667
Stock price at grant date	$0.005	$0.30	$0.75	$0.75
Exercise price	$0.40	$0.40	$0.40	$0.40
Expected life	3 years	3 years	3 years	3 years
Volatility	83%	83%	85%	84%
Risk-free rate	0.67%	0.89%	0.67%	0.79%

May 21, 2014
Number of units	1,333,331
Stock price at grant date	$0.14
Exercise price	$0.40
Expected life	3 years
Volatility	59%
Risk-free rate	0.79%

As of September 30, 2014 and December 31, 2013 we had 64,163,332 and 62,830,000 shares of common stock issued and outstanding, respectively.

NOTE 9 – INCOME TAXES

As of September 30, 2014, the Company had net operating loss carry forwards of approximately $1,420,925 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine months ended September 30, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$289,065	$31,827
Less: valuation allowance	(289,065)	(31,827)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Deferred tax asset attributable to:
Net operating loss carryover	$483,115	$194,050
Less: valuation allowance	(483,115)	(194,050)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1,420,925 for Federal income tax reporting purposes are subject to annual limitations. Due to a change in ownership, usage of the net operating loss carry forwards is limited in future years.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On April 1, 2014 the Company entered into a three year lease agreement to rent office and warehouse space. The Company may terminate the lease at any time during that period. The lease cost is $3,546 and encompasses 1,250 sq. feet of office space and 8,500 sq. feet of warehouse and manufacturing space.

The Company has employment agreements with two active officers  requiring monthly compensation of $8,500 per officer.

NOTE 11 – LIQUIDITY AND GOING CONCERN

Solaris has negative working capital, has recurring losses, and has received limited revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 12 – SUBSEQUENT EVENTS

On October 2, 2014 the company entered into an agreement with a consultant to provide sales and marketing services in exchange for 5,823,352 fully vested shares, in advance, relying on an S-8 exemption recorded at a cost of $0.071 per shares or a total cost of $413,458.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q include statements about:

●	our marketing plan;

●	our plans to hire industry experts and expand our management team;

●	our beliefs regarding the future of our competitors;

●	our anticipated development schedule;

●	the anticipated benefits of our product;

●	our expectation that the demand for our products will eventually increase; and

●	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

●	general economic and business conditions;

●	we may have product liability claims;

●	we may not be successful in commercialization of our products;

●	regulatory changes may hurt the market for our products;

●	we may not be able to protect our intellectual property rights;

●	our auditors have issued a going concern opinion regarding our company;

●	competition for, among other things, capital, products and skilled personnel; and

●	other factors discussed under the section entitled “Risk Factors”,

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

Corporate Overview

We were formed as a Nevada corporation, “Rolling Technologies, Inc.” on July 27, 2007. On August 12, 2013, we changed our name to Solaris Power Cells, Inc. Effective August 12, 2013, we effected a 24 for 1 forward stock split of our authorized, and issued and outstanding shares of common stock. Our authorized common stock increased from 90,000,000 shares of common stock to 2,160,000,000 shares of common stock, and our issued and outstanding capital increased from 2,150,000 shares of common stock to 51,600,000 shares of common stock. As of September 30, 2014, we had 64,163,331 common shares issued and outstanding. All references to shares of our common stock are on a post-split basis.

We are developing a renewable energy storage device, known as a “passive electron storage array”, to market to residential and commercial industrial users. We currently have developed a prototype of our Solaris Power Cell, which is a 100% lead-free, solid state digital storage device. Our device provides a PCBA (Printed Circuit Board Assembly) that creates an intelligent power cell creating digital energy storage solution capable of providing energy storage to applications normally reliant and equipped with highly toxic lead acid, nickel metal hydride batteries. Our products can use any renewable or non-renewable energy source including sun, wind, water, motion or thermal to provide the energy to be stored. To date we do not have any sales contracts.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal periods ended September 30, 2014, which are included herein.

	Unaudited nine months
	ended September 30,
	2014	2013
Revenue	$30,110	$-
Cost of Goods	(27,520)	-
Operating Expenses	(771,736)	(93,610)
Other Income (Expense)	(81,044)	-
Net Loss	$(850,190)	$(93,610)

	Unaudited three months
	ended September 30,
	2014	2013
Revenue	$-	$-
Cost of Goods	-	-
Operating Expenses	(166,760)	(85,994)
Other Income	(81,054)	-
Net Loss	$(247,814)	$(85,994)

Revenues

We have limited operational history. We do not anticipate earning adequate revenues until we procure additional financing to manufacture and market our products. There is no assurance that we will earn adequate revenues or amounts that will enable us to continue as a going concern.

Expenses

Our operating expenses for the fiscal quarter ended September 30, 2014 and 2013 are outlined below:

	Unaudited nine months
	ended September 30,
	2014	2013
Advertising	$12,031	$1,220
Wages, taxes and employee benefits	345,178	35,797
Professional fees	77,122	22,439
Consulting	159,964	0
Filing fees	11,467	1,664
Rent	15,899	0
Research and development	87,215	24,800
Supplies	10,707	2,519
Travels, meals and entertainment	25,644	1,316
Depreciation expense	8,947	0
General and administrative	17,562	3,855
Total Operating Expenses	$771,736	$93,610

	Unaudited three months
	ended September 30,
	2014	2013
Advertising	$3,170	$1,220
Wages, taxes and employee benefits	114,729	35,797
Professional fees	17,674	14,848
Consulting	5,797	0
Filing fees	2,929	1,639
Rent	5,184	0
Research and development	2,516	24,800
Supplies	1,759	2,519
Travels, meals and entertainment	6,539	1,316
Depreciation expense	3,124	0
General and administrative	3,339	3,855
Total Operating Expenses	$166,760	$85,994

Our expenses increased as a result of our acquisition of the IP relating to our renewable energy storage device. Prior to that acquisition, we had limited operations.

Liquidity and Capital Resources

Working Capital as at September 30, 2014

	As of	As of
	September 30, 2014	December 31, 2013
Current Assets	$68,809	$222,057
Current Liabilities	$170,792	$37,719
Working Capital (Deficiency)	$(101,983)	$184,338

Our working capital changed from working capital of $184,338 to a working capital deficiency of $61,963 primarily as a result of continued operational costs and ongoing research and development.

We have incurred operating losses since inception, and this is likely to continue in the foreseeable future. We require funds to enable us to address our minimum current and ongoing expenses.

Cash Flows

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash (used in) Operating Activities	$(554,901)	$(130,195)
Cash (used in) Investing Activities	$(4,882)	$(28,666)
Cash provided by Financing Activities	$450,000	$530,000
Net (Decrease) in Cash	$(109,783)	$371,139

During the nine months ended September 30, 2014, we used net cash in operating activities in the amount of $554,901 compared to $130,195 for the nine months ended September 30, 2013.

The cash used in the nine months ended September 30, 2014 was primarily due to expenses associated with research and development, advertising, marketing, accounting, legal and wages.

Cash totaling $4,882 was used in investing activities during the nine months ended September 30, 2014 to purchase property and equipment compared to $28,666 for property and equipment for the nine months ended September 30, 2013.

Our cash provided by financing activities for the nine months ended September 30, 2014 was to $450,000 compared to $530,000 for the nine months ended September 30, 2013. This primary sources of the cash provided by financing activities was the receipt of $400,000 on the sale of 1,333,331 units of our company at a price of $0.30 per unit and the issuance of a convertible note payable for $50,000.

Cash Requirements

Our primary objective for the next twelve months is to continue research and development with the goal of commercializing our first solar powered limited use vehicles such as golf carts to a market ready status.

Specifically, we estimate our operating expenses, excluding non-cash charges for stock-based compensation and amortization, for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$1,200
Filing fees	13,600
Investor relations	30,000
Legal and accounting fees	127,000
Licenses and permits	1,200
Marketing expense	30,000
Insurance expense	7,440
Personnel and consulting expense	444,400
Research & Development	240,000
Transfer agent fees	1,200
Other general & administrative expense	224,294
Total:	$1,120,334

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

The commercialization of our battery systems also may depend on our ability to significantly reduce the costs of future systems and products. We cannot assure you that we will be able to sufficiently reduce the cost of these products versus existing technologies without reducing performance, reliability and durability, which would adversely affect consumers’ willingness to buy future products.

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

We expect our operating results to vary significantly from quarter to quarter and even year to year. As a result, quarter to quarter or year to year comparisons of these operating results are not expected to be meaningful. Due to our business’ stage of development, it is difficult to predict potential future revenues, if any, or results of operations accurately. It is likely that in one or more future quarters our operating results will fall below the expectations of investors or securities analysts, if any, who follow our Company. In addition, investors or security analysts may misunderstand our business decisions or have expectations that are inconsistent with our business plan. This may result in our business activities not meeting their expectations. Not meeting investor or security analyst expectations may materially and adversely impact the trading price of our common shares, and increase the cost and restrict our ability to secure required funding to pursue our commercialization plans.

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

We believe that our long-term success will depend to a large degree on our ability to protect the proprietary technology that we have developed or any other technology that we may develop or acquire in the future. Although we intend to aggressively pursue anyone we reasonably believe is infringing upon our intellectual property rights, initiating and maintaining suits against third parties that may infringe upon those intellectual property rights will require substantial financial resources. In addition, significant financial resources could be required to defend against any suits brought against us claiming our infringement of others’ intellectual property rights. We may not have the financial resources to bring or defend such suits, and if such suits emerge, we may not prevail. Regardless of our success in any such actions, we could incur significant expenses in connection with such suits.

Failure to protect any intellectual property rights could seriously harm our business and prospects because we believe that developing new systems and products that are unique to us is critical to our success. We will rely on patent, trade secret, trademark and copyright law to protect our intellectual property. However, some of the intellectual property may not be covered by any patent or patent application, and certain patents will eventually expire. We cannot assure that any present or future issued patents will protect the technology. Moreover, our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there is no assurance that:

●	any of the patents or patent applications developed, acquired or licensed by us will not be invalidated, circumvented, challenged, or rendered unenforceable; or

●	any potential future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain countries.

We may also seek to protect any proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with strategic partners and employees. We can provide no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships.

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

We may become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or commence lawsuits against others who we believe are infringing upon our rights. Involvement in intellectual property litigation could result in significant expense, adversely affecting the development of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in its favor. In the event of an adverse outcome as a defendant in any such litigation, we may, among other things, be required to:

●	pay substantial damages;

●	cease the development, manufacture, use, sale or importation of any developed products that infringe upon other patented intellectual property;

●	expend significant resources to develop or acquire non-infringing intellectual property;

●	discontinue processes incorporating infringing technology; or

●	obtain licenses to the infringing intellectual property.

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

We have incurred cumulative net losses of $1,420,925 since July 27, 2007. We have not attained profitable operations. As of September 30, 2014 we had cash in the amount of $42,098. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report to our financial statements for the transition period ended December 31, 2013 that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal interim period ended September 30, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

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

On September 2, 2014, Vincent Palmieri resigned as Chief Executive Officer due to differences in management philosophies.

On September 2, 2014, the Company entered into a convertible loan agreement with JMJ Financial to repay $55,556 which consisted of a $50,000 cash advance and a $5,556 original issue discount. As a condition of the loan the Company was required to reserve 135,000,000 shares of its common stock.

As of September 30, 2014 the Company has accrued unpaid wages to each of Vincent A. Palmieri, Roy A. Givens, and Leonard M. Caprino in the amount of $21,176 for a total of $63,528.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on September 18, 2007)
3.2	Certificate of Change dated effective August 12, 2013 (incorporated by reference from our Current Report on Form 8-K filed on August 16, 2013)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on September 18, 2007)
(5)	Departure of Directors or Certain Officers
5.1	Departure of Raymond Madick on July 21, 2014 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2014)
5.2	Departure of Vincent Palmieri on September 2, 2014 as its CEO. (incorporated by reference from our Current Report on Form 8-K filed on September 19, 2014)
5.3	Departure of Vincent Palmieri on September 29, 2014 as a board member. (incorporated by reference from our Current Report on Form 8-K filed on September 30, 2014)
(10)	Material Contracts
10.1	Lease Agreement dated April 1, 2014 (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2014)
10.2	Sale of exempt non-affiliate unregistered equities dated May 20, 2014 (incorporated by reference from our Current Report on Form 8-K filed on May 20, 2014)
10.3	Debt financing secured by 135,000,000 shares on September 2, 2014 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2014)
(21)	Subsidiaries
21.1	None
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Leonard M. Caprino
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Leonard M. Caprino
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLARIS POWER CELLS, INC.

/s/ Leonard M. Caprino
Leonard M. Caprino
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2014

