Form 10-Q/A
period 2014-09-30
Solaris Power Cells, Inc.
filed 2014-11-17
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

SOLARIS POWER CELLS, INC.

TABLE OF CONTENTS

SEPTEMBER 30, 2014

SOLARIS POWER CELLS, INC.
BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$42,098	$151,881
Prepaid expenses	0	29,164
Inventory	26,711	41,012
Total Current Assets	68,809	222,057

Property and equipment, net	29,424	36,995

TOTAL ASSETS	$98,233	$259,052

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$70,374	$37,719
Derivative liability	100,418	0
Total Current Liabilities	170,792	37,719

Long-term Liabilities
Convertible note payable, net of discount	2,131	0

Total Liabilities	172,923	37,719

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 2,160,000,000 shares authorized, 64,163,331 and 62,830,000 shares issued and outstanding, respectively	64,164	62,830
Additional paid-in capital	3,836,322	3,483,617
Stock warrants	118,349	72,388
Deferred stock-based compensation	0	(154,167)
Accumulated deficit	(4,093,525)	(3,243,335)
Total Stockholders’ Equity (Deficit)	(74,690)	221,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$98,233	$259,052

See accompanying notes to financial statements.

SOLARIS POWER CELLS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

REVENUES	$0	$0	$30,110	$0
COST OF SALES	0	0	(27,520)	0
GROSS PROFIT	0	0	2,590	0

OPERATING EXPENSES
Advertising	3,170	1,220	12,031	1,220
Wages, taxes and employee benefits	114,729	35,797	345,178	35,797
Professional fees	17,674	14,848	77,122	22,439
Consulting	5,797	0	159,964	0
Filing fees	2,929	1,639	11,467	1,664
Rent	5,184	0	15,899	0
Research and development	2,516	24,800	87,215	24,800
Supplies	1,759	2,519	10,707	2,519
Travels, meals and entertainment	6,539	1,316	25,644	1,316
Depreciation expense	3,124	0	8,947	0
General and administrative	3,339	3,855	17,562	3,855
TOTAL OPERATING EXPENSES	166,760	85,994	771,736	93,610

LOSS FROM OPERATIONS	(166,760)	(85,994)	(769,146)	(93,610)

OTHER INCOME (EXPENSES)
Interest income	1	0	11	0
Amortization of debt discount	(2,131)	0	(2,131)	0
Impairment of prepaid expense	(25,000)	0	(25,000)	0
Loss on disposal of property and equipment	(3,506)	0	(3,506)	0
Derivative expense	(68,131)	0	(68,131)	0
Change in fair market value of derivative liability	17,713	0	17,713	0
TOTAL OTHER INCOME (EXPENSE)	(81,054)	0	(81,044)	0

LOSS BEFORE PROVISION FOR INCOME TAXES	(247,814)	(85,994)	(850,190)	(93,610)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(247,814)	$(85,994)	$(850,190)	$(93,610)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	64,163,331	56,263,261	63,479,572	53,171,502

See accompanying notes to financial statements.

SOLARIS POWER CELLS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(850,190)	$(93,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,947	0
Stock-based compensation	154,167	0
Amortization of debt discount	2,131	0
Impairment of prepaid expense	25,000	0
Loss on disposal of property and equipment	3,506	0
Derivative expense	68,131	0
Change in fair market value of derivative liability	(17,713)	0
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	4,164	(27,500)
(Increase) decrease in inventory	14,301	(10,616)
Increase in accounts payable and accrued expenses	32,655	1,531
Net Cash Used by Operating Activities	(554,901)	(130,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(4,882)	(28,666)
Net Cash Used by Investing Activities	(4,882)	(28,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and stock warrants	400,000	530,000
Proceeds from convertible debt	50,000	0
Net Cash Provided by Financing Activities	450,000	530,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(109,783)	371,139

Cash and cash equivalents, beginning of period	151,881	0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,098	$371,139

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock and non-cash dividend distribution issued for acquisition of intangible assets	$0	$2,664,000
Forgiveness of shareholder debt classified as contributed capital	$0	$0

See accompanying notes to financial statements.

SOLARIS POWER CELLS, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEP 30, 2014

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

Fair Value of Financial Instruments
The Company’s financial instruments consists of cash and cash equivalents, prepaid expenses, inventory, and accounts payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Advertising Costs
Advertising costs are expensed as incurred. The Company incurred advertising costs for the six and nine months ended September 30, 2014 of $8,861 and $12,031, respectively. The Company incurred advertising costs for the six and nine months ended September 30, 2013 of $0 and $1,220, respectively.

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses at September 30, 2014 consisted of $0.00 of prepaid legal and consulting services. Prepaid expenses at December 31, 2013 consisted of $25,000 of prepaid legal services and $4,164 of prepaid inventory costs.

NOTE 4 – INVENTORY

Inventory at September 30, 2014 and December 31, 2013 consisted of 100% finished goods in the amount of $26,711 and $41,012 respectively.

NOTE 5– PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	September	December
	30, 2014	31, 2013
Property and Equipment
Computer equipment	$5,488	$7,615
Office equipment	9,894	10,384
Software	4,477	1,657
Furniture and fixtures	20,272	20,272
Total property and equipment	40,131	39,928
Accumulated depreciation	(10,707)	(2,933)
Property and equipment, net	$29,424	$36,995

Depreciation expense was $11,012 and $0 for the nine months ended September 30, 2014 and 2013, respectively. Depreciation expense was $5,882 and $0 for the three months ended September 30, 2014 and 2013, respectively.

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

During the nine months ended September 30, 2014 the Company reserved 135,000,000 common shares as a condition of a line of credit where the lender loaned $50,000.00 cash and charged $50,000.00 in loan fees creating a debt of $100,000.00 at September 30, 2014.

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

As of September 30, 2014 and December 31, 2013 we had 64,163,331 and 62,830,000 shares of common stock issued and outstanding, respectively.

NOTE 8 – INCOME TAXES

As of September 30, 2014, the Company had net operating loss carry forwards of approximately $1,418,373 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine months ended September 30, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$289,063	$2,589
Less: valuation allowance	(289,063)	(2,589)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2014 and December 31, 2013:

	September 30,	December
	2014	31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$483,114	$194,050
Less: valuation allowance	(483,114)	(194,050)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1,420,922 for Federal income tax reporting purposes are subject to annual limitations. Due to a change in ownership, usage of the net operating loss carry forwards is limited in future years.

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

NOTE 11 – SUBSEQUENT EVENTS

On October 2, 2014 the company entered into a consulting agreement with the Consultant to provide sales and marketing and was paid, 5,823,352 fully vested shares, in advance, relying on an S-8 exemption recorded at a cost of $0.071 per shares or a total cost of $413,457.99.

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

	Unaudited nine months
	ended September 30,
	2014	2013
Revenue	$-	$-
Operating Expenses	(850,198)	(33,396)
Other Income	11	-
Net Loss	$(850,188)	$(33,396)

	Unaudited three months
	ended September 30,
	2014	2013
Revenue	$-	$-
Cost of Goods	(-)	-
Operating Expenses	(271,045)	(25,780)
Other Income	1	-
Net Loss	$(271,044)	$(25,780)

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

Expenses

Our operating expenses for the fiscal quarter ended September 30, 2014 and 2013 are outlined below:

	Unaudited nine months
	ended September 30,
	2014	2013
Advertising	$12,031	$-
Payroll expenses	345,639	-
Professional fees	237,088	33,396
Research and development	87,215	-
General and administrative expenses	161,728	-
Depreciation expense	9,087	-
Total Operating Expenses	$852,788	$33,396

	Unaudited three months
	ended September 30,
	2014	2013
Advertising	$3,171	$-
Payroll expenses	113,827	-
Professional fees	70,865	25,780
Research and development	2,516	-
General and administrative expenses	77,524	-
Depreciation expense	3,142	-
Total Operating Expenses	$271,045	$25,780

Our expenses increased as a result of our acquisition of the IP relating to our renewable energy storage device. Prior to that acquisition, we had limited operations.

Liquidity and Capital Resources

Working Capital as at September 30, 2014

As of As of

	September	December
	30, 2014	31, 2013
Current Assets	$68,809	$222,057
Current Liabilities	$6,846	$37,719
Working Capital (Deficiency)	$61,963	$184,338

Our working capital changed from working capital of $184,338 to a working capital of $61,963 primarily as a result of continued operational costs and ongoing research and development.

We have incurred operating losses since inception, and this is likely to continue in the foreseeable future. We require funds to enable us to address our minimum current and ongoing expenses.

Cash Flows

	Nine months	Nine months
	ended	ended
	September	September
	30, 2014	30, 2013
Cash (used in) Operating Activities	$(737,178)	$(25,780)
Cash (used in) Investing Activities	$7,571	$-
Cash provided by Financing Activities	$619,825	$25,780
Net (Decrease) in Cash	$(109,782)	$-

During the nine months ended September 30, 2014, we used net cash in operating activities in the amount of $860,827 compared to $25,780 for the nine months ended September 30, 2013.

The cash used in the nine months ended September 30, 2014 was primarily due to expenses associated with research and development, advertising, marketing, accounting, legal and wages.

Our cash provided by financing activities for the nine months ended September 30, 2014 increased to $400,000 from $7,616 for the six months ended September 30, 2014. This increase was due to the receipt of $400,000 on the sale of 1,333,331 units of our company at a price of $0.30 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant, which will entitle the person to purchase an additional share at an exercise price of $0.40 for a period of three years.

Cash totaling $7,571 was used in investing activities during the nine months ended September 30, 2014 to purchase property and equipment compared to $0 for the nine months ended September 30, 2013.

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

We have incurred cumulative net losses of $1,418,373 since July 27, 2007. We have not attained profitable operations. As of September 30, 2014 we had cash in the amount of $42,098. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report to our financial statements for the transition period ended December 31, 2013 that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

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

On September 2, 2014, Vincent Palmieri resigned as Chief Executive Officer due to differences in management philosophies.

On September 2, 2014, the Company entered into a loan agreement with JMJ Financial to repay $55,556.00 which consisted of a $50,000.00 cash advance and a $5,556.00 loan processing fee. As a condition of the loan the Company was required to reserve 135,000,000 shares of its common stock.

As of September 30, 2014 the Company has accrued unpaid wages in the amount of $21,175.55 to Vincent A. Palmieri, $21,175.55 to Roy A. Givens and $21,175,555 to Leonard M. Caprino.

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

Date: November 14, 2014