Form 10-K
period 2014-12-31
Solaris Power Cells, Inc.
filed 2015-04-21
CIK 1411730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014.

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

☐ Yes                             ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes                             ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes                             ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes                             ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes                             ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $3,696,000, based on 36,960,000 shares of common stock held by non-affiliates and last sales price prior to June 30, 2014, being $0.10 per share.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes                             ☐ No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 82,716,684 shares of common stock as at April 15, 2015.

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

This transition report on Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this transition report on Form 10-K includes statements about:

•	our marketing plan;

•	our plans to hire industry experts and expand our management team;

•	our beliefs regarding the future of our competitors;

•	our anticipated development schedule;

•	the anticipated benefits of our product;

•	our expectation that the demand for our products will eventually increase; and

•	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

•	general economic and business conditions;

•	we may have product liability claims;

•	we may not be successful in commercialization of our products;

•	regulatory changes may hurt the market for our products;

•	we may not be able to protect our intellectual property rights;

•	our auditors have issued a going concern opinion regarding our company;

•	competition for, among other things, capital, products and skilled personnel; and

•	other factors discussed under the section entitled “Risk Factors”,

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

ITEM 1. BUSINESS.

Overview

We were formed as a Nevada corporation, “Rolling Technologies, Inc.,” on July 27, 2007. On August 12, 2013, we changed our name to Solaris Power Cells, Inc. Effective August 12, 2013, we effected a 24 for 1 forward stock split of our authorized, and issued and outstanding shares of common stock. Our authorized common stock increased from 90,000,000 shares of common stock to 2,160,000,000 shares of common stock, and our issued and outstanding capital increased from 2,150,000 shares of common stock to 51,600,000 shares of common stock. We are in the infancy of developing our products and have generated minimal sales to date and are in the process of developing our foundation product which is our energy storage device. We do not have any contracts in place relating to the manufacturing, development, or sales of our future products.

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

Insurance

We do not maintain any insurance and do not intend, at this time, to maintain insurance. Because we do not have any insurance, if we are involved in a legal action, we may not have sufficient funds to defend the litigation.

Employees

We currently have no full time employees, other than our officers and directors and one part time administrative assistant. .

Research and Development Expenditures

During the year ended December 31, 2014, we incurred research and development expenses of $89,085.

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

Failure to protect any intellectual property rights could seriously harm our business and prospects because we believe that developing new systems and products that are unique to us is critical to our success. We will rely on patent, trade secret, trademark and copyright law to protect our intellectual property. However, some of the intellectual property may not be covered by any patent or patent application, and certain patents will eventually expire. We cannot assure that any present or future issued patents will protect the technology. Moreover, our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there is no assurance that:

•	any of the patents or patent applications developed, acquired or licensed by us will not be invalidated, circumvented, challenged, rendered unenforceable;

•	licensed to others; or

•	any potential future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all.

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

We may become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or commence lawsuits against others who we believe are infringing upon our rights. Involvement in intellectual property litigation could result in significant expense, adversely affecting the development of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in its favor. In the event of an adverse outcome as a defendant in any such litigation, we may, among other things, be required to:

•	pay substantial damages;

•	cease the development, manufacture, use, sale or importation of any developed products that infringe upon other patented intellectual property;

•	expend significant resources to develop or acquire non-infringing intellectual property;

•	discontinue processes incorporating infringing technology; or

•	obtain licenses to the infringing intellectual property.

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

We have earned minimal revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. We have incurred cumulative net losses of $4,648,253 since inception. We have not attained profitable operations. As of December 31, 2014 we had cash and cash equivalents in the amount of $65,580. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our executive office is located at 3111 E. Tahquitz Way, Palm Springs, California, 92262. This office is provided to us by Coachella Valley Economic Partnership. Effective September 25, 2013, we entered into a lease agreement for a facility for the Research & Development, Testing and Manufacture of our products, located at 2901 East Alejo Road, Palm Springs, California. The facility is approximately 8,500 square feet and is located within blocks of United Parcel Service distribution center, Fed Ex distribution center and the Palm Springs International Airport. We pay rent of $1,780 per month.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is not traded on any exchange. Our common stock is quoted on the OTCQB operated by the OTC Markets Group under the trading symbol “SPCL”. In connection with the change of our name from “Rolling Technologies, Inc.” to “Solaris Power Cells, Inc.” our trading symbol changed to “SPCL” on September 12, 2013.

Set forth below are the range of high and low bid quotations by quarter for our common stock from the OTC Bulletin Board during the 12 month periods ended December 31, 2014 and 2013:

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Holders of Our Common Stock

2013 Fiscal Year	Bid Price

	Hi		Low

March 31, 2013	$	none	$	none
June 30, 2013	$	none	$	none
September 30, 2013	$	none	$	none
December 31, 2013		$0.75		$0.40

2014 Fiscal Year
March 31, 2014		$0.75		$0.75
June 30, 2014		$0.10		$0.010
September 30, 2014		$0.08		$0.08
December 31, 2014		$0.06		$0.05

As at April 15, 2015, we had 107 holders of our common stock. Our transfer agent is Quicksilver Stock Transfer, LLC with an office at One Summerlin, 1980 Festival Plaza Dr., Las Vegas, NV 89135.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2014 and 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, quarterly report on Form 10-Q or current report on Form 8-K.

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

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2014:

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

Issuer Purchases of Equity Securities

During the 12 month period ended December 31, 2014, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management’s discussion and analysis of financial condition, and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with our audited financial statements for the year ended December 31, 2014 and the five months ended December 13, 2013, and related notes thereto.

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

Operating Results

Our operating results for the year ended December 31, 2014 and the five month period ended December 31, 2013 are summarized as follows:

	Year Ended December 31, 2014 ($)	Five Months Ended December 31, 2013 ($)

Revenue	30,110	nil
Operating Expenses	1,297,358	411,150
Net Loss	1,404,918	411,127

Revenues

We have limited operational history. From our inception on July 27, 2007 thru December 31, 2014 we generated minimal revenue. We do not anticipate, consistently, earning revenues until we procure additional financing to manufacture and market our products. There is no assurance that we will earn any revenues or in amounts that will enable us to continue as a going concern.

Expenses

Our expenses increased by $886,209 for the year ended December 31, 2014 compared to the five month period ended December 31, 2013 due to our increased operations and wages to our executive officers.

Liquidity and Capital Resources

Working Capital as at December 31, 2014 and 2013

At December 31, 2014 we had a working capital deficiency of $179,033 compared to a working capital of $184,338 at December 31, 2013, primarily due to financing activities, described below, offset by continued operational costs and ongoing research and development.

On December 31, 2014 we had cash and cash equivalents of $65,580 compared to December 31, 2013, when we had cash and cash equivalents of $151,881. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

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

On May 21, 2014, we sold an aggregate of 1,333,331 units of our company at a price of $0.30 per unit for gross proceeds of $400,000. Each unit is comprised of one share of our common stock and one share purchase warrant, which will entitle the person to purchase an additional share at an exercise price of $0.40 for a period of three years.

On October 2, 2014 the Company issued 5,823,352 restricted common shares to a consultant for services rendered and to be rendered, recorded at a cost of $0.0 71 per share, for a total cost of $413,458.

On November 8, 2014 and December 31, 2014 the Company sold, for $54,550 cash, 300,000 and 1,000,000 restricted common shares to 2 investors for $0.0485 and $0.04 per share respectively.

We require funds to enable us to address our minimum current and ongoing expenses.

Cash Flows

Cash Used in Operating Activities

Our cash used in operating activities for the year ended December 31, 2014 was $585,969 compared to $427,249 for the five months ended December 31, 2013. The increase resulted from the payment of stock based compensation and the reduction of overhead and cash paid salaries..

Cash Used in Investing Activities

Our cash used in investing activities for the year ended December 31, 2014 and the five month period ended December 31, 2013 consists of the acquisition of property and equipment.

Cash provided by Financing Activities

Our cash provided by financing activities decreased to $504,550 for the year ended December 31, 2014 compared to $600,000 for the five months ended December 31, 2013 due to decreased equity financings as described above.

Going Concern

We anticipate that our cash on hand will not be sufficient to satisfy all of our cash requirements for the next twelve month period. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets persist. If we require any additional financing, we plan to raise any such additional capital primarily through equity financing. The issuance of additional equity securities by our company may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Because we have yet to attain profitable operations, in their report on our financial statements for the year ended December 31, 2014, and the five months ended December 31, 2013, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. We have not yet achieved profitable operations, have accumulated losses since our inception and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Application of Critical Accounting Policies

The critical accounting policies on which our financial statements for the year ended December 31, 2014 and the five months ended December 31, 2013, are based include the following:

Basis of Presentation

The financial statements of our company have been prepared in using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“GAAP accounting”) and are presented in US dollars. We have adopted a December 31 fiscal year end.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of six months or less to be cash equivalents. At December 31, 2014 and December 31, 2013, the Company had $65,580 and$151,881 of cash and cash equivalents, respectively.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2014 and 2013.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. On November 27, 2013, we adopted an equity incentive plan but we have not granted any stock options. As of December 31, 2014, we have not issued any stock-based payments to its employees.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SOLARIS POWER CELLS, INC.
FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

SOLARIS POWER CELLS, INC.
TABLE OF CONTENTS

DECEMBER 31, 2014 and 2013

Reports of Independent Registered Public Accounting Firms	F - 1 -2

Balance Sheets as of December 31, 2014 and 2013	F - 3

Statements of Operations for the year ended December 31, 2014 and the five months ended December 31, 2013	F - 4

Statement of Stockholders’ Equity (Deficit) as of December 31, 2014 and 2013	F - 5

Statements of Cash Flows for the year ended December 31, 2014 and the five months ended December 31, 2013.	F - 6

Notes to Financial Statements	F - 7 – F - 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors and Stockholders

of Solaris Power Cells, Inc. Palm Springs, California

We have audited the accompanying balance sheet of Solaris Power Cells, Inc., as of December 31, 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solaris Power Cells, Inc., as of December 31, 2014 and the results of its operations and cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Solaris Power Cells, Inc. will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred losses from operations, has limited working capital and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP
KLJ & Associates, LLP

St. Louis Park, Minnesota
April 20, 2015

1660 Highway 100 South

Suite 500

St Louis Park, MN 55416

630.277.2330

F-1

Silberstein Ungar, PLLC CPAs and Business Advisors

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Solaris Power Cells, Inc.

Palm Springs, California

We have audited the accompanying balance sheet of Solaris Power Cells, Inc., as of December 31, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the five months then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solaris Power Cells, Inc., as of December 31, 2013 and the results of its operations and cash flows for the five months then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Solaris Power Cells, Inc. will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred losses from operations, has limited working capital and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 24, 2014

F-2

Solaris Power Cells, Inc.
Balance Sheets

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$65,580	$151,881
Prepaid expenses	-	29,164
Inventory	-	41,012
Total current assets	65,580	222,057

Long term assets
Property, and equipment, net	26,755	36,995
Total long term assets	26,755	36,995

Total assets	$92,335	$259,052

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$18,102	$37,719
Deferred compensation	112,368	-
Derivative liability	114,143	-
Total current liabilities	244,613	37,719

Long-term liabilities
Convertible note payable, net of discount	9,132	-
Total long-term liabilities	9,132	-

Total liabilities	253,745	-

Stockholders' equity (deficit)
Common stock, $0.001 par value, 2,160,000,000 shares authorized; 71,286,683 and 62,830,000 shares issued and outstanding, respectively as of December 31, 2014 and December 31, 2013	71,286	62,830
Additional paid in capital	4,288,501	3,483,617
Stock warrants	127,056	72,388
Deferred stock-based compensation	-	(154,167)
Accumulated deficit	(4,648,253)	(3,243,335)

Total stockholders' equity (deficit)	(161,410)	221,333
Total liabilities and stockholders' (deficit)	$92,335	$259,052

See accompanying notes to financial statements

Solaris Power Cells, Inc.

Statements of Operations

	For the	For the
	year ended	five months ended
	December 31,
	2014	2013

Revenue	$30,110	$-

Cost of goods sold	54,231	-

Gross loss	(24,121)	-
Operating expenses
Advertising	14,046	35,536
Consulting	579,422	30,833
Depreciation	11,615	2,933
Filing fees	15,639	8,242
General and administrative expenses	39,426	11,781
Professional fees	91,231	50,444
Rent	21,083	4,495
Research and development	89,085	64,380
Supplies	11,268	11,025
Travel and entertainment	31,754	11,164
Wages, taxes and employee benefits	392,790	180,317
Total operating expenses	1,297,359	411,150

Loss from operations	(1,321,480)	(411,150)

Other income (expense)
Amortization of debt discount	(9,132)	-
Derivative expense	(68,131)	-
Interest expenses	(6,667)	-
Change in fair market value of derivative liability	3,988	-
Loss on disposal of fixed assets	(3,506)	-
Interest income	10	23
Total other income (expense)	(83,438)	-

Net loss	$(1,404,918)	$(411,127)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average shares outstanding Basic and diluted	65,150,889	60,882,222

See accompanying notes to financial statements

Solaris Power Cells, Inc

Statement of Stockholders’ Equity (Deficit)

For the Periods Ended December 31, 2013 and 2014

			Additional		Deferred
	Common Stock		paid - in	Stock	Stock - Based	Accumulated	Stockholders’
	Shares	Par	Capital	Warrants	Compensation	Deficit	Equity(Deficit)
Balance, July 31, 2013	51,600,000	$51,600	$-	$-	$-	$(168,208)	$(116,608)

Common stock and warrants issued for cash	2,100,000	2,100	555,512	72,388	-	-	630,000

Foregiveness of shareholder debt	-	-	88,235	-	-	-	88,235

Common stock issued for services	250,000	250	184,750	-	(154,167)	-	30,833

Common stock and non cash dividend distribution issued for acquisition of intangible assets	8,880,000	8,880	2,655,120	-	-	(2,664,000)	-

Net loss for the five months ended December 31, 2013	-	-	-	-	-	(411,127)	(411,127)

Balance, December 31, 2013	62,830,000	62,830	3,483,617	72,388	(154,167)	(3,243,335)	221,333

Common stock and warrants issued for cash	1,333,331	1,333	343,999	54,668	-	-	400,000

Common stock issued for consulting services	5,823,352	5,823	407,635	-	-	-	413,458

Common stock issued for cash	1,300,000	1,300	53,250	-	-	-	54,550

Amortize deferred stock compensation	-	-	-	-	154,167	-	154,167

Net loss for the year ended December 31, 2014	-	-	-	-	-	(1,404,918)	(1,404,918)

	71,286,683	$71,287	$4,288,501	$127,056	$-	$(4,648,253)	$(161,410)

 See accompanying notes to financial statements

Solaris Power Cells, Inc.

Statements of Cash Flow

	For the	For the
	year ended	five months ended
	December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(1,404,918)	$(411,127)
Adjustments to reconcile net loss to cash used in operating activities
Loss on disposal of fixed assets	3,506	-
Change in fair market value of derivative liability	(3,988)	-
Depreciation expense	11,615	2,933
Amortization of debt discount	9,132	-
Derivative Expense	68,131	-
Stock based compensation	567,625	30,833
(Increase) decrease in current assets
(Increase) decrease in prepaid expenses	29,164	(29,164)
(Increase) decrease in inventory	41,012	(41,012)
Increase (decrease) in current liabilities:
Increase in deferred compensation	112,368	-
Increase (decrease) in accounts payable and accrued expenses	(19,617)	20,288
Net cash used in operating activities	(585,969)	(427,249)

Cash flows from investing activities
Acquisition of property and equipment	(4,882)	(39,928)
Net cash used in investing activities	(4,882)	(39,928)

Cash flows from financing activities
Proceeds from issuance of common stock and stock warrants	454,550	600,000
Proceeds of loan payable	50,000
Net cash provided by financing activities	504,550	600,000

Net increase (decrease) in cash and cash equivalents	(86,301)	132,823

Cash and cash equivalents, beginning balance	151,881	19,058

Cash and cash equivalents, ending balance	$65,580	$151,881

Supplementary information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Supplementary non-cash investing and financing activities:
Common stock and non-cash dividend distribution issued for acquisition of intangible assets	$-	$2,664,000
Reclassification of stock deposits to proceeds from issuance of common stock and stock warrants	$-	$30,000
Foregiveness of shareholder debt classified as contributed capital	$-	$88,235

See accompanying notes to financial statements

SOLARIS POWER CELLS, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014 and 2013

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

Fiscal Year End
In 2013 the Company changed its fiscal year-end from July 31 to December 31.

Cash and Cash Equivalents
Solaris considers all highly liquid investments with maturities of six months or less to be cash equivalents. At December 31, 2014 and December 31, 2013, the Company had $65,580 and $151,881 of cash and cash equivalents, respectively.

SOLARIS POWER CELLS, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014 and 2013

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

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any level 1 or level 3 financial instruments at December 31, 2014 and 2013. As of December 31, 2014, the derivative liabilities were considered a level 2 item; see Note 7. As of December 31, 2013, the Company had no level 2 financial instruments.

The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short term maturities of the financial instruments.

Input Variables:
Valuation date	3-Sep-14	31-Dec-14
Stock Price @ valuation date	$0.100	$0.060
Exercise Price	$0.045	$0.031
Expected Life of the Option	2.00	1.67
Volatility	260%	263%
Annual Rate of Quarterly Dividends	0.00%	0.00%
Risk-Free Rate	0.52%	0.46%

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
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs
Advertising costs are expensed as incurred. The Company incurred advertising costs of $14,046 for the year ended December 31, 2014 and $35,536 for the five months ended December 31, 2013..

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of December 31, 2014, the Company has not issued any stock-based payments to its employees.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2014.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

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

There are no other recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at December 31, 2013 consisted of $25,000 of prepaid legal services and $4,164 of prepaid inventory costs. These items were expensed during 2014.

NOTE 3 – INVENTORY

Inventory at December 31, 2013 consisted of 100% finished goods in the amount of $41,012. During the year ended December 31, 2014, the Company disposed of all its existing finished goods inventory for gross proceeds of $30,110 and expensed the costs of production, which at the time of disposition amounted to $54,231.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2014 and December 31, 2013:

	December 31,

	2014	2013

Office equipment	$9,894	$10,384
Furniture and fixtures	20,272	20,272
Computer equipment	5,487	7,615
Software	4,478	1,657

	40,131	39,928
Less: accumulated depreciation	(13,376)	(2,933)

Property and equipment, net	$26,755	$36,995

Depreciation expense was $11,615 for the year ended December 31, 2014 and $2,933 for the five months ended December 31, 2013.

SOLARIS POWER CELLS, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014 and 2013

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

NOTE 6 – LOANS PAYABLE – RELATED PARTY

The Company had received loans from a related party to be used for working capital. The loans were unsecured, non-interest bearing, and due on demand. The balance due to the shareholder was $88,235 as of July 31, 2013.

On August 22, 2013, the total amount due was forgiven by the shareholder and recorded as contributed capital.

During the year ended December 31, 2014, the Company accrued unpaid salaries of $112,368, to three officers, one of whom resigned on September 29, 2014 and ceased his accrual as of that date.

NOTE 7 – LOAN PAYABLE

On September 2, 2014, the Company entered into a loan agreement with JMJ Financial to repay $55,556 which consisted of a $50,000 cash advance and a $5,556 original issue discount. As a condition of the loan the Company was required to reserve 135,000,000 shares of its common stock. The Lender has the right, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Borrower as per this conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of $0.26 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company recorded a discount in the amount of $50,000 and a derivative expense of $68,131 in connection with the initial valuation of the conversion feature to be amortized utilizing the interest method of accretion over the term of the note. In accordance with ASC 815, we have bifurcated the conversion feature of the note and recorded a derivative liability. As of, December 31, 2014 the value of the derivative liability was $114,143. During the year ended December 31, 2014, the company recorded $9,132 of amortization of the debt discount and recorded a gain on the change in the fair market value of the derivative liability of $3,988.

NOTE 8 – EQUITY TRANSACTIONS

The Company has 2,160,000,000 shares of $0.001 par value common stock authorized.

Effective August 12, 2013, the Company effected a 24 to 1 forward stock split. All share and per share data in the financial statements and notes has been retrospectively restated.

On December 2, 2013, the Company issued 250,000 shares of common stock for consulting services to be performed from December 2, 2013 through May 31, 2013. The shares were valued at $0.74 per share based on the market value on the date of the agreement. The Company is expensing the services over the six month agreement. As of December 31, 2013, 30,833 had been expensed and $154,167 had been recorded as deferred stock-based compensation and fully amortized over the 1st five months of 2014.

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

During the five months ended December 31, 2013, the Company issued 2,100,000 units, which consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.40 for a period of three years. The warrants were valued using the Black-Scholes Option Pricing Method on their respective grant dates. The proceeds of each was then allocated between the common stock and the common stock purchase warrants.

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

On November 8, 2014 and December 31, 2014 the Company issued 1,300,000 shares of its restricted common stock, to two investors, for cash, at an average price of $0.04 for a total consideration of $54,550.

SOLARIS POWER CELLS, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014 and 2013

NOTE 8 – EQUITY TRANSACTIONS (CONTINUED)

The inputs for the 2014 warrant valuations are as follows:

	May 21, 2014	August 14, 2013	September 4, 2013	December 12, 2013	December 27, 2013

Number of units	1,333,331	1,666,666	100,000	166,667	166,667
Stock price at grant date	$0.14	$0.005	$0.30	$0.75	$0.75
Exercise price	0.40	$0.40	$0.40	$0.40	$0.40
Expected life	3 years	3 years	3 years	3 years	3 years
Volatility	59%	83%	83%	85%	84%
Risk-free rate	0.79%	0.67%	0.89%	0.67%	0.79%

NOTE 9 – INCOME TAXES

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $1,975,917 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Federal income tax benefit attributable to:
Current operations	$477,671	139,783
Less: valuation allowance	(477,671)	(139,783)
Net provision for Federal income taxes	$0	0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2014 and December 31, 2013.

	December 31, 2014	December 31, 2013

Deferred tax asset attributable to:
Net operating loss carryover	$671,721	194,050
Less: valuation allowance	(671,721)	(194,050)
Net deferred tax asset	$0	0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1,975,917 for Federal income tax reporting purposes are subject to annual limitations. Due to a change in ownership, usage of the net operating loss carry forwards is limited in future years.

SOLARIS POWER CELLS, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014 and 2013

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On October 1, 2013, the Company entered into a lease agreement to rent office space. The lease is month-to-month and requires monthly rental payments of $1,728. As of December 31, 2014 the Company has employment agreements with two officers requiring monthly compensation of $8,500 per officer.

NOTE 11 – CHANGE IN FISCAL YEAR END

The Company changed its fiscal year-end from July 31 to December 31.

Unaudited condensed comparative financial statement information is presented below.

Unaudited Condensed Statements of Operations	For the five months ended December 31, 2013	For the five months ended December 31, 2012

REVENUES	$0	0

OPERATING EXPENSES	411,150	8,400

LOSS FROM OPERATIONS	(411,150)	(8,400)

OTHER INCOME (EXPENSE)	23	0

NET LOSS	$(411,127)	(8,400)

NET LOSS PER SHARE	$(0.01)	(0.01)

WEIGHTED AVERAGE NUMBEROF SHARES	60,882,222	51,600,000

SOLARIS POWER CELLS, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2014

NOTE 11 – CHANGE IN FISCAL YEAR END (CONTINUED)

Unaudited Statement Of Cash Flows	Five months ended December 31, 2013	Five months ended December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(411,127)	$(8,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,933	0
Stock-based compensation	30,833	0
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(29,164)	0
(Increase) in inventory	(41,012)	0
Increase in accounts payable and accrued expenses	20,288	0

Net Cash Used by Operating Activities	(427,249)	(8,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(39,928)	0

Net Cash Used by Investing Activities	(39,928)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and stock warrants	600,000	0
Loan received from related party	0	8,400
Net Cash Provided by Financing Activities	600,000	8,400

NET INCREASE IN CASH AND CASH EQUIVALENTS	132,823	0

Cash and cash equivalents, beginning of period	19,058	0

Cash and cash equivalents, end of period	$151,881	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0

Income taxes paid	$0	$0

SUPPLEMENTAL NON-CASH INVESTING ANDFINANCING ACTIVITIES:
Common stock and non-cash dividend distribution issued for acquisition of intangible assets	$2,664,000	$0

Reclassification of stock deposit to proceeds from issuance of common stock and stock warrants	$30,000	$0

Forgiveness of shareholder debt classified as contributed capital	$88,235	$0

SOLARIS POWER CELLS, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2014

NOTE 12 – LIQUIDITY AND GOING CONCERN

Solaris has negative working capital, has incurred losses since inception, and has received minimal revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 13 – SUBSEQUENT EVENTS

On January 9, February 19, and March 3, all 2015, the Company issued, for cash, to two investors, a total of 2,100,000 restricted common shares.

Subsequent to December 31, 2014, the Company issued, to three consultants, a total of 1,350,000 restricted common shares, for services provided.

On February 2, 2015, the Company issued pursuant to a previously filed S8, 6,500,000 common shares, to a consultant, for services rendered.

On March 5, 2015 and on March 20, 2015, the Company issued, pursuant to conversion demands received from a lender, 700,000 and 400,000 common shares, respectively, to be applied in reduction of the convertible note.

 In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were issued, and has determined that there are no other material subsequent events to disclose in these financial statements other than the events described above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Actof 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this transition report on Form 10-K. Based on this evaluation, management concluded that as of the end of the period covered by this transition report on Form 10-K, these disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, described below.

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

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2014. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On January 20, 2014, we amended the employment agreement with Ray Madick whereby his salary was reduced from $8,500 per month to $2,117 per month. Mr. Madick resigned from all positions effective July 2, 2014.

On September 2, 2014, Vincent A. Palmieri resigned as the Chief Executive Officer of Solaris Power Cells, Inc. and subsequently on September 29, 2014 resigned as a Director.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Leonard Caprino	President, Secretary and Director	57	August 23, 2013
Roy Givens	Chief Technology Officer and Director	54	August 23, 2013

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers during at least the past five years.

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

Family Relationships

There are no family relationships between any director nor executive officer.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2014 and 2013; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended December 31, 2014, are set out in the following summary compensation table:

Name and Principal Position	Year		Salary ($)	Bonus Awards ($)	Stock Awards ($)	Other Incentive Compensation ($)	Non-Equity Plan Compensation ($)	Nonqualified Deferred Earnings ($)	All Other Compensation ($)	Total ($)

	2014	(2)	64,731	Nil	Nil	Nil	Nil	Nil	Nil	64,731
Vincent A.	2013T	(1)	33,346	Nil	Nil	Nil	Nil	Nil	5,639	39,985
Palmieri	2013		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Chief Executive Officer and Treasurer

	2014		64,731	Nil	Nil	Nil	Nil	Nil	Nil	64,731
Leonard	2013T	(1)	33,346	Nil	Nil	Nil	Nil	Nil	5,639	39,985
Caprino	2013		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
President,
and Secretary

	2014		62,769	Nil	Nil	Nil	Nil	Nil	Nil	62,769
Roy	2013T	(1)	33,346	Nil	Nil	Nil	Nil	Nil	5,639	39,985
Givens	2013		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
ChiefTechnology
Officer

	2014		15,181	Nil	Nil	Nil	Nil	Nil	Nil	15,181
Raymond	2013T	(1)(3)	33,346	Nil	Nil	Nil	Nil	Nil	5,639	39,985
Madick	2013		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

_______________
1	For the five month period ended December 31, 2013.
2	Resigned from all positions on September 29, 2014.
3	Resigned from all positions on July 21, 2014.
4	In addition to the amounts paid above, a total of $112,368 was recorded as an expense and included in related party payable.

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

On September 2, 2014, Vincent A. Palmieri resigned as the Chief Executive Officer of Solaris Power Cells, Inc.

Employment Agreements

On August 23, 2013, we signed an employment agreement with Vincent A. Palmieri, to act as Chief Executive Officer, effective as of August 23, 2013. We agreed to pay the sum of $8,500 per month and will be reviewed on December 31 of each year by the company’s compensation committee or by the board of directors. Mr. Palmieri shall be entitled to participate in the company’s stock option plan. Mr. Palmieri will be entitled in each year to two weeks paid vacation until December 31, 2013, and, if the agreement is renewed, four weeks paid vacation for each additional year employed, in addition to weekends and federal holidays. We also agree to reimburse Mr. Palmieri on a monthly basis for normal and reasonable expenses that he incurs in connection with his duties under the agreement. The employment agreement shall terminate on December 31, 2013 and shall be automatically extended by one year unless either party gives ninety (90) days’ written notice. We may terminate Mr. Palmieri’s employment for cause at any time by delivering written notice of termination. In the event of this Mr. Palmieri will not be entitled to any additional payments or benefits other than for amounts due and owing as of the date of termination. We may also terminate Mr. Palmieri’s employment without notice but must pay six months’ salary in severance if the termination is without cause. On January 22, 2014 we entered into an amendment agreement with Vincent A. Palmieri amending the employment agreement dated August 23, 2013 to remove the restriction that Mr. Palmieri not be employed by other business ventures. Effective September 29, 2014 Mr. Palmieri resigned from all positions.

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

On August 23, 2013, we signed an employment agreement with Raymond A. Madick, to act as Vice President of Sales, effective as of August 23, 2013. We agreed to pay the sum of $8,500 per month and will be reviewed on December 31 of each year by the company’s compensation committee or by the board of directors. Mr. Madick shall be entitled to participate in the company’s stock option plan. Mr. Madick will be entitled in each year to two weeks paid vacation until December 31, 2013, and, if the agreement is renewed, four weeks paid vacation for each additional year employed, in addition to weekends and federal holidays. We also agree to reimburse Mr. Madick on a monthly basis for normal and reasonable expenses that he incurs in connection with his duties under the agreement. The employment agreement shall terminate on December 31, 2013 and shall be automatically extended by one year unless either party gives ninety (90) days’ written notice. We may terminate Mr. Madick’s employment for cause at any time by delivering written notice of termination. In the event of this Mr. Madick will not be entitled to any additional payments or benefits other than for amounts due and owing as of the date of termination. We may also terminate Mr. Madick’s employment without notice but must pay one months’ salary in severance if the termination is without cause. On January 20, 2014, we amended the employment agreement with Raymond Madick whereby his salary was reduced from $8,500 per month to $2,117 per month. On July 2, 2014 Mr. Madick resigned from all positions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth, as of April 15, 2015, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers (as defined in the “Executive Compensation” section) and current executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentof Class(2)

Leonard Caprino	common stock	9,240,000	Direct	13%
3869 Vista Verde
Palm Springs, CA 92262

Roy Givens	common stock	9,240,000	Direct	13%
71530 Quail Trail
Palm Desert, CA 92260

Directors and Executive Officers as a Group (2 persons)	common stock	18,480,000		26%

Vincent A. Palmieri	common stock	9,240,000	Direct	13%
79405 Highway 111, Suite 9488
La Quinta, CA 92253

Raymond A. Madick	common stock	9,240,000	Direct	13%
42816 Del Lago Court
Indio, CA 92203

5% shareholders (2 individuals)	common stock	18,480,000		26%

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

(2)

Based on 71,286,683 shares of common stock issued and outstanding as of December 31, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by Silberstein Ungar, PLLC, our independent registered public accounting firm, who resigned on July 25, 2014 and KJL & Associates LLP, who were appointed on July 25, 2014 for the year ended December 31, 2014 and for the five month period and year ended December 31, 2013.

Fees	2014	2013T(1)	2013

Audit Fees	$18,750	12,000	8,550
Audit Related Fees		—	—
Tax Fees		—	—
Other Fees		—	—

Total Fees	$18,750	12,000	8,550

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit	Description of Exhibit
Number

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on September 18, 2007)
3.2	Certificate of Change dated effective August 12, 2013 (incorporated by reference from our Current Report on Form 8-K filed on August 16, 2013)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on September 18, 2007)
(10)	Material Contracts
10.1	Affiliate Stock Purchase Agreement dated June 11, 2013 among Tee Kai Shen, Tam SiewSuan, and Ian Lev (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2013)
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

/s/ Leonard Caprino
Leonard Caprino
President, Secretary and Director
Date: April 20, 2015

/s/ Roy Givens
Roy Givens
Chief Technology Officer and Director
Date: April 20, 2015