Form 10-Q
period 2015-03-31
Solaris Power Cells, Inc.
filed 2015-05-21
CIK 1411730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 84,716,684 common shares issued and outstanding as at May 12, 2015.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended March 31, 2015 includes all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Solaris Power Cells, Inc.

Condensed Balance Sheets

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$99,575	$65,580
Total current assets	99,575	65,580

Long term assets
Property, and equipment, net	24,088	26,755
Total long term assets	24,088	26,755

Total assets	$123,663	$92,335

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$5,780	$18,102
Deferred compensation	99,368	112,368
Derivative liability	194,913	114,143
Total current liabilities	300,061	244,613

Long-term liabilities
Convertible note payable, net of discount	13,674	9,132
Total long-term liabilities	13,674	9,132

Total liabilities	313,735	253,745

Stockholders’ equity (Deficit)
Common stock, $0.001 par value, 2,160,000,000 shares authorized; 82,336,683 and 71,286,683 shares issued and outstanding, as of March 31, 2015 and December 31, 2014	82,337	71,286
Additional paid in capital	4,816,270	4,288,501
Stock warrants	127,056	127,056
Accumulated deficit	(5,215,735)	(4,648,253)
Total stockholders’ equity (deficit)	(190,072)	(161,410)

Total liabilities and stockholders’ deficit	$123,663	$92,335

See accompanying notes to unaudited financial statements

Solaris Power Cells, Inc.

Condensed Statements of Operations

(unaudited)

	For the three months ended
	March 31,
	2015	2014

Revenue	$25,068	$-

Cost of goods sold	18,125	-

Gross profit	6,943	-
Operating expenses
Advertising	8,383	1,453
Consulting	5,500	-
Depreciation	2,669	2,784
Filing fees	1,404	5,082
General and administrative	22,247	2,506
Professional fees	6,800	123,582
Rent	5,184	4,955
Research and development	-	41,330
Stock based compensation	445,100	-
Supplies	-	5,593
Travel and entertainment	10,524	9,422
Wages, taxes and employee benefits	-	116,698
Total operating expenses	507,811	313,405

Loss from operations	(500,868)	(313,405)

Other income (expense)
Amortization of debt discount	(8,512)	-
Derivative expense	(181,197)	-
Interest expenses	(7,333)	-
Change in fair market value of derivative liability	130,427	-
Interest income	-	7
Total other income (expense)	(66,615)	7

Net loss	$(567,483)	$(313,398)

Basic and diluted loss per share	$(0.01)	$(0.005)

Weighted average shares outstanding Basic and diluted	76,087,794	62,830,000

See accompanying notes to unaudited financial statements

Solaris Power Cells, Inc.

Condensed Statements of Cash Flow

(unaudited)

	For the three months ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	(567,483)	(313,398)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair market value of derivative liability	(130,427)	-
Depreciation expense	2,669	2,784
Debt discount amortization	8,512	-
Cost of derivative liability	181,197	-
Stock based compensation	445,100	92,499
(Increase) decrease in current assets
(Increase) decrease in prepaid expenses	-	10,708
(Increase) in inventory	-	(19,831)
Increase (decrease) in current liabilities:
Decrease in deferred compensation	(13,000)	-
Increase in accounts payable and accrued liabilities	1,678	(17,676)
Net cash used in operating activities	(71,754)	(244,914)
Cash flows from investing activities
Purchase of property and equipment	-	(2,821)
Net cash used in investing activities	-	(2,821)
Cash flows from financing activities
Deposits on common share purchase	-	200,000
Proceeds from issuance of common stock	75,750	-
Proceeds of loan payable	30,000	-
Net cash provided by financing activities	105,750	200,000
Net increase (decrease) in cash and cash equivalents	33,996	(47,735)
Cash and cash equivalents, beginning balance	65,580	151,881
Cash and cash equivalents, ending balance	99,576	104,146

Supplementary information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Non cash investing and financing activity
Common stock issued for conversion of notes payable	$17,970	-

See accompanying notes to unaudited financial statements

SOLARIS POWER CELLS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

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

Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operation, and cash flows on March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company’s December 31, 2014 audited financial statements as reported in its form 10K. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

Fiscal Year End

In 2013 the Company changed its fiscal year-end from July 31 to December 31.

Cash and Cash Equivalents

Solaris considers all highly liquid investments with maturities of six months or less to be cash equivalents. At March 31, 2015 and December 31, 2014, the Company had $99,575 and $65,580 of cash and cash equivalents, respectively.

SOLARIS POWER CELLS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2015

(Unaudited)

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

SOLARIS POWER CELLS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2015

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs of $8,383 for the three months end March 31, 2015 and $1,453 for the three months ended March 31, 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of March 31, 2015, the Company has not issued any stock-based payments to its employees.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2015 and March 31, 2014.

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at March 31, 2015 and March 31, 2014 were nil.

NOTE 3 – INVENTORY

Inventory has consisted of 100% finished goods. During the year ended December 31, 2014, the Company disposed of all its existing finished goods inventory for gross proceeds of $30,110 and expensed the costs of production, which at the time of disposition amounted to $54,231.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Office equipment	$9,894	$9,894
Furniture and fixtures	20,272	20,272
Computer equipment	5,487	5,487
Software	4,478	4,478
	40,131	40,131
Less: accumulated depreciation	(16,044)	(13,376)
	$24,087	$26,755

Depreciation expense was $2,269 for the three months ended March 31, 2015 and $2,784 for the three months ended March 31, 2014.

SOLARIS POWER CELLS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

(Unaudited)

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

NOTE 6 – LOANS PAYABLE – RELATED PARTY

During the year ended December 31, 2014, the Company accrued unpaid salaries of $112,368, to three officers, one of whom resigned on September 29, 2014 and ceased his accrual as of that date. The remaining employment contracts were terminated December 31, 2014. At March 31, 2015 there remained $99,368 unpaid.

NOTE 7 – LOAN PAYABLE

On September 2, 2014, and February 25, 2015 the Company entered into loan agreements with JMJ Financial to repay $55,556 which consisted of a $50,000 cash advance and a $5,556 issue discount, and $37,733 consisting of a $30,000 cash advance and $7,333 original issue discount respectively.. As a condition of the loans the Company was required to reserve 135,000,000 shares of its common stock. The Lender has the right, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) Into shares of fully paid and non-assessable shares of common stock of the Borrower as per this conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of $0.26 or 60% of the lowest trade price in the 25 trading days previous to the conversion. On March 3, and March 25, 2015 the Company issued 700,000 and 400,000 shares to JMJ, in response to conversion notices received. Accordingly, the September 2, 2014 advance was reduced by $8,750 and $9,220. The Company recorded discounts in the amount of $50,000 and $30,000, respectively, in connection with the initial valuation of the conversion feature to be amortized utilizing the interest method of accretion over the term of the note. In accordance with ASC 815, we have bifurcated the conversion feature of the note and recorded a derivative liability. As of, December 31, 2014 the value of the derivative liability was $114,143 and we recognized a derivative expense of $68,131 for the year ended December 31, 2014. During the year ended December 31, 2014, the Company recorded a derivative expense of $68,131, a debt discount of $9,132 minus a fair market value change of $3,988. On March 31, 2015, the value of the combined derivative liability was $194,913. An additional derivative expense of $181,197, a debt discount of $8,512 minus a fair market value change of $130,427 was recorded.

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

SOLARIS POWER CELLS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2015

(Unaudited)

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

SOLARIS POWER CELLS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2015

(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On October 1, 2013, the Company entered into a lease agreement to rent office space. The lease is month-to-month and requires monthly rental payments of $1728.00.

On December 31, 2014, the Company did not extend the employment agreements with its two directors and officers.

NOTE 10 – LIQUIDITY AND GOING CONCERN

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Corporate Overview

We were formed as a Nevada corporation, “Rolling Technologies, Inc.” on July 27, 2007. On August 12, 2013, we changed our name to Solaris Power Cells, Inc. Effective August 12, 2013, we effected a 24 for 1 forward stock split of our authorized, and issued and outstanding shares of common stock. Our authorized common stock increased from 90,000,000 shares of common stock to 2,160,000,000 shares of common stock.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal periods ended March 31, 2015 and March 31, 2014, which are included herein.

	Unaudited three months
	ended March 31
	2015	2014
Revenue	$25,068	$-
Cost of Goods	(18,125)	-
Operating Expenses	(507,811)	(313,405)
Other Income	-	7
Other Expense	(66,615)	-
Net Loss	$(567,483)	$(313,398)

Revenues

We have limited operational history. We do not anticipate earning adequate revenues until we procure additional financing to manufacture and market our products. There is no assurance that we will earn adequate revenues or amounts that will enable us to continue as a going concern.

Expenses

Our operating expenses for the fiscal quarter ended March 31, 2015 and 2014 are outlined below:

	unaudited three months ended March 31,
	2015	2014
Advertising	$8,383	$1,453
Consulting	5,500	-
Depreciation	2,669	2,784
Filing fees	1,404	5,082
General and administrative	22,247	2,506
Professional fees	6,800	123,582
Rent	5,184	4,955
Research and development	-	41,330
Stock based compensation	445,100	-
Supplies	-	5,593
Travel and entertainment	10,524	9,422
Wages, taxes and employee benefits	-	116,698
Total operating expenses	$507,811	$313,405

Our expenses increased as a result of our acquisition of the IP relating to our renewable energy storage device. Prior to that acquisition, we had limited operations.

Liquidity and Capital Resources

Working Capital as at March 31, 2015

	As of	As of
	March, 31, 2015	December 31, 2014
Current Assets	$99,575	$65,580
Current Liabilities	$(300,061)	$(244,613)
Working Capital (Deficiency)	$(200,486)	$(179,033)

Our working capital deficiency increased from a deficiency of $179,033 to a working capital deficiency of $200,486 primarily as a result of continued operational costs, additional stock based payroll costs and ongoing research and development.

We have incurred operating losses since inception, and this is likely to continue in the foreseeable future. We require funds to enable us to address our minimum current and ongoing expenses.

Cash Flows

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash (used in) Operating Activities	$(71,754)	$(244,914)
Cash (used in) Investing Activities	$-	$(2,821)
Cash provided by Financing Activities	$105,750	$200,000
Net (Decrease) in Cash	$33,996	$(47,735)

During the three months ended March 31, 2015, we used net cash in operating activities in the amount of $71,754 compared to $244,914 for the three months ended March 31, 2014.

The cash used in the three months ended March 31, 2015 was primarily due to expenses associated with research and development, advertising, marketing, accounting, legal and wages.

Our cash provided by financing activities for the three months ended March 31, 2015 decreased to $105,750 from $200,000 as the result of normal timing differences in the process of raising funds..

No cash was used for investing activities during the three months ended March 31, 2015 as compared to $2,821 during the three months ended March 31, 2014.

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

We have incurred cumulative net losses of $5,215,735 since July 27, 2007. We have not attained profitable operations. As of March 31, 2015 we had cash in the amount of $99,575. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report to our financial statements for the year ended December 31, 2014 that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, as described in our annual report on Form 10-K for the period ended December 31, 2014.

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

On September 2, 2014, Vincent Palmieri resigned as Chief Executive Officer due to differences in management philosophies.

On September 2, 2014, and February 25, 2015 the Company entered into loan agreements with JMJ Financial to repay $55,556.00 which consisted of a $50,000.00 cash advance and a $5,556.00 loan processing fee and $30,000 plus a loan origination fee of $7,333. As a condition of the loan the Company was required to reserve 135,000,000 shares of its common stock.

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

Date: May 21, 2015

