Form 10-Q
period 2015-06-30
Solaris Power Cells, Inc.
filed 2015-08-26
CIK 1411730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 90,213,782 common shares issued and outstanding as at June 30, 2015.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the six months ended June 30, 2015 includes all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Solaris Power Cells, Inc.

Condensed Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$139,656	$65,580
Total current assets	139,656	65,580

Long term assets
Property and equipment, net	21,418	26,755
Total long term assets	21,418	26,755

Total assets	$161,074	$92,335

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$10,199	$18,101
Deferred compensation	80,868	112,368
Convertible notes payable, net of discount	111,772	-
Derivative liability	211,772	114,143
Total current liabilities	414,611	244,612

Long-term liabilities
Convertible note payable, net of discount	6,393	9,132
Total long-term liabilities	6,393	9,132

Total liabilities	421,004	253,744

Stockholders’ deficit
Common stock, $0.001 par value, 2,160,000,000 shares authorized; 90,213,782 and 71,286,683 shares issued and outstanding, as of June 30, 2015 and December 31, 2014	90,214	71,287
Additional paid in capital	5,167,545	4,288,501
Stock warrants	127,056	127,056
Accumulated deficit	(5,644,744)	(4,648,253)
Total stockholders’ deficit	(259,930)	(161,409)

Total liabilities and stockholders’ deficit	$161,074	$92,335

See accompanying notes to unaudited condensed financial statements

Solaris Power Cells, Inc.

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$(572)	$30,110	$24,497	$30,110

Cost of goods sold	-	27,520	18,125	27,520

Gross profit	(572)	2,590	6,372	2,590
Operating expenses
Consulting	344,110	-	794,710	-
Professional fees	12,572	90,033	19,371	213,615
Research and development	31,118	43,369	31,118	84,700
Travel and entertainment	6,597	10,184	17,122	19,105
Wages, taxes and employee benefits	-	115,319	-	231,812
General and administrative	18,436	32,665	58,323	55,744
Total operating expenses	412,833	291,570	920,644	604,976

Loss from operations	(413,405)	(288,980)	(914,272)	(602,386)

Other income (expense)
Amortization of debt discount	(8,165)	-	(16,677)	-
Derivative expense	(4,736)	-	(185,933)	-
Interest expenses	(2,667)	-	(10,000)	-
Change in fair market value of derivative liability	(35)	-	130,392	-
Interest income	-	2	-	10
Total other income (expense)	(15,603)	2	(82,218)	10

Net loss	$(429,008)	$(288,978)	$(996,490)	$(602,376)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding
Basic and diluted	89,750,815	63,430,732	87,270,352	63,132,025

See accompanying notes to unaudited condensed financial statements

Solaris Power Cells, Inc.

Condensed Statements of Cash Flow

(unaudited)

	For the six months ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss	(996,491)	$(602,376)
Adjustments to reconcile net loss to cash used in operating activities
Accrued interest and OID fees	28,933	-
Change in fair market value of derivative liability	(80,121)	-
Cost of derivative liability	177,750	-
Debt discount amortization	(44,344)	-
Depreciation expense	5,337	5,822
Stock issued for compensation	760,000	154,167
(Increase) decrease in current assets
(Increase) decrease in prepaid expenses	-	(153)
(Increase) in inventory	-	14,301
Increase (decrease) in current liabilities:
Decrease in deferred compensation	(31,500)	-
Increase in accounts payable and accrued liabilities	(1,238)	(27,748)
Net cash used in operating activities	(181,674)	(455,987)
Cash flows from investing activities
Purchase of property and equipment	-	(4,880)
Net cash used in investing activities	-	(4,880)
Cash flows from financing activities
Proceeds from sale of stock and warrants	75,750	400,000
Proceeds from sale of notes payable	180,000	-
Net cash provided by financing activities	255,750	400,000
Net increase (decrease) in cash and cash equivalents	74,076	(60,867)
Cash and cash equivalents, beginning balance	65,580	151,881
Cash and cash equivalents, ending balance	$139,656	$91,014

Supplementary information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$800	$-
Non cash investing and financing activity
Common stock issued for conversion of notes payable	$50,000	$-

See accompanying notes to unaudited condensed financial statements

SOLARIS POWER CELLS, INC.

Notes to Condensed Financial Statements

June 30, 2015

Unaudited

NOTE 1 – ORGANIZATION AND OPERATIONS

Solaris Power Cells, Inc. (formerly Rolling Technologies, Inc.) (“Solaris” and the “Company”) was incorporated in Nevada on July 27, 2007.

The Company is developing a renewable energy storage device to market to residential and commercial industrial users. Solaris currently has developed a prototype of our Solaris Power Cell.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements of Solaris Power Cells have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2014 and 2013 contained in the Company’s Form 10-K originally filed with the Securities and Exchange Commission on April 21, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for years ended December 31, 2014 and 2013 as reported in the Company’s Form 10-K have been omitted.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and equipment, net

Property and equipment are being depreciated over their estimated useful lives, 3 to 5 years, using the straight-line method of depreciation for book purposes. As of June 30, 2015, property and equipment consisted of the following:

	June 30, 2015	December 31, 2014

Office equipment	$9,894	$9,894
Furniture and fixtures	20,272	20,272
Computer equipment	5,488	5,488
Software	4,477	4,477
	40,131	40,131
Less: accumulated depreciation	(18,713)	(13,376)
Property and equipment, net	$21,418	$26,755

For the six months ended June 30, 2015 and 2014, the Company recorded a depreciation expense of $5,337 and $5,822, respectively.

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

 SOLARIS POWER CELLS, INC.

Notes to Condensed Financial Statements

June 30, 2015

Unaudited

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended June 30, 2015, the Company incurred a net loss of $996,490, which included a deduction for derivative expense of $185,933, consulting expense of $794,710 and as of the same date has an accumulated deficit of $5,644,744.  If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking certain steps to provide the necessary capital to continue its operations. These steps included, but are not limited to: 1) focus on sales to minimize the need for capital at this stage; 2) converting part of the outstanding accounts payable to equity; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.

NOTE 4 – NOTES PAYABLE

The Company entered into a convertible note agreement on September 2, 2014 for $500,000. Pursuant to the agreement, the Company shall receive $450,000 against the $500,000 note, after the original issue discount of $50,000. The Maturity Date of the note is 2 years from the date of each advance. The Lender has the right, at any time after the advance, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula. The conversion price is the lesser of $0.26 or 60% of the lowest trade price in the 25 trading days previous to the conversion. If the Company does not repay on or before 90 days from the date of advance, a one-time interest charge of 12% shall be applied to the principal sum. The Lender advanced $50,000 at the closing of note. Pursuant to the terms of the note, the original issue discount amounted to $5,556. Since, the note did not have a conventional conversion feature and had a variable conversion price indexed to the market price, the conversion feature was separately valued and was recorded as a derivative liability. The Company issued 3,477,098 shares from March 5, 2015 to June 22, 2015 for the full conversion of the note. The Company fully amortized the original issue discount of $5,556 and removed the related derivative liability of $114,143, on the conversion of the note.

On February 25, 2015, the lender advanced another $30,000 against the same note. The Company recorded an interest and original issue discount of $7,333 which is being amortized over the term of the note of 2 years from the date of advance. The Company calculated an initial derivative liability on the note of $211,197. Of this value, $30,000 was recorded as debt discount and is being amortized over the term of the note. The balance amount of $181,197 was recorded as derivative liability. This derivative liability was revalued and on June 30, 2015, the fair value of the derivative liability was $66,153. The change in derivative liability was charged to the income statement. During the six months ended June 30, 2015, the Company amortized $5,137 of debt discount and $1,256 of the original issue discount and interest.

On May 26, 2015, the Company entered into another convertible note agreement for $110,000. Pursuant to the agreement, the Company shall receive $100,000 against the $110,000 note, after the original issue discount of $10,000. The Maturity Date of the note is May 26, 2016. The lender has the right, at any time after 90 days of the advance, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula. The conversion price is 40% of the lowest trade price in the 25 trading days immediately preceding the issuance date or 40% of lowest trading price during 25 days immediately prior to the conversion. A one-time Interest charge of 10% shall be applied to the principal sum. Since the note is not convertible until August 26, 2015, the Company did not record any conversion feature on the note.

The Company entered into another convertible note agreement on June 9, 2015 for $250,000. Pursuant to the agreement, the Company shall receive $225,000 against the $250,000 note, after the original issue discount of $25,000. The maturity date of the note is 2 years from the date of each advance. The lender has the right, at any time after the advance, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula. The conversion price is the lesser of $0.05 or 55% of lowest trading price during 25 days immediately preceding the conversion date. A one-time Interest charge of 12% shall be applied to the principal sum. The lender advanced $50,000 at the closing of note. Pursuant to the terms of the note, the original issue discount amounted to $5,556. Since, the note did not have a conventional conversion feature and had a variable conversion price indexed to the market price, the conversion feature was separately valued and was recorded as a derivative liability. The Company calculated an initial derivative liability on the note of $168,325. Of this value, $50,000 was recorded as debt discount and is being amortized over the term of the note. The balance amount of $118,325 was recorded as derivative liability. This derivative liability was revalued and on June 30, 2015, the fair value of the derivative liability was $145,619. The change in derivative liability was charged to the income statement. During the six months ended June 30, 2015, the Company amortized $1,438 of debt discount and $334 of the original issue discount and interest.

SOLARIS POWER CELLS, INC.

Notes to Condensed Financial Statements

June 30, 2015

Unaudited

NOTE 5 – DEFERRED COMPENSATION

The Company owed $80,868 and $112,368 as of June 30, 2015 and December 31, 2014, respectively, to the officers and directors for past due compensation. This amount is unsecured, non interest bearing and due on demand. During the six months ended June 30, 2015 the Company repaid $31,500 of the debt owed to officers and directors.

NOTE 6 – EQUITY TRANSACTIONS

During the six months ended June 30, 2015, the Company issued 3,477.000 common shares to fully convert a $50,000 convertible note payable.

During the six months ended June 30, 2015, the Company sold 2,100,000 of its common restricted shares for a total consideration of $75,750.

During the six months ended June 30, 2015, the Company issued 13,350,000 shares to various consultants for services rendered for an aggregate amount of $760,000.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2015 and June 30, 2014.

Revenues

We have limited operational history. We do not anticipate earning adequate revenues until we procure additional financing to manufacture and market our products. There is no assurance that we will earn adequate revenues or amounts that will enable us to continue as a going concern. During the six months ended June 30, 2015 and June 30, 2014, we generated $24,497 and $30,110 from the sale of inventory and experimental items.

Expenses

Our operating expenses for the three and six months ended June 30. 2015 and 2014 were $412,834 which included consulting fees paid through the issuance of capital stock valued at $344,110 compared to $291,570 which included $90,033 of professional fees for the same three months in 2014 and $920,645 which included consulting fees paid through the issuance of capital stock valued at $794,700 compared to $604,976 which included $213,615 of professional fees for the same six months in 2014.

Our expenses increased as a result of the addition of several consultants whose expertise is required to develop our products.

Liquidity and Capital Resources

Working Capital as at June 30, 2015

	As of	As of
	June 30, 2015	December 31, 2014
Current Assets	$139,656	$65,580
Current Liabilities	$(414,611)	$(244,613)
Working Capital (Deficiency)	$(274,955)	$(179,033)

Our working capital deficiency increased from a deficiency of $179,033 to a working capital deficiency of $274,955 primarily as a result of continued operational costs, additional stock based payroll costs and ongoing research and development.

We have incurred operating losses since inception, and this is likely to continue in the foreseeable future. We require funds to enable us to address our minimum current and ongoing expenses.

Cash Flows

During the six months ended June 30, 2015, we used net cash in operating activities in the amount of $181,674 compared to $455,987 for the six months ended June 30, 2014. The reduction in cash used in the six months ended June 30, 2015 compared to the same six months in 2014, was primarily due to the reduction of cash paid for expenses associated with research and development, advertising, marketing, accounting, legal and wages.

Our cash provided by financing activities for the six months ended June 30, 2015 decreased to $255,750 from $400,000 as the result of normal timing differences in the process of raising funds.

No cash was used for investing activities during the six months ended June 30, 2015 as compared to $4,480 during the six months ended June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between March 3, 2015 and June 22, 2015, the Company issued 3,477.000 common shares to liquidate a $50,000 convertible note payable.

On January 9, 2015, the Company sold 300,000 of its common restricted shares at $0.04 per share for a total consideration of $12,000.

On January 1, 2015, the Company issued 250,000 of its common restricted shares to a consultant at a cost of $0.45 per share, and issued, on February 15, 2015, to two consultants, 1,100,000 of its common restricted shares at a cost of $0.0571 per shares.

On February 19, 2015, the Company sold 300,000 of its common restricted shares at $0.0375 per share for a total consideration of $11,250.

On February 20, 2015, the Company issued to a consultant, pursuant to an S8 registration statement, 6,500,000 of its common shares recorded at a cost of $0.0571 per share.

On February 25, 2015, the Company sold 1,500,000 of its common restricted shares at $0.035 per share for a total consideration of $52,500.

On April 7, 2015 and April 24, 2015 the Company issued to two consultants, 1,000,000 common restricted shares, each recorded at a cost of $0.0799 and $0.06 per shares respectively.

On May 14, 2015, the Company issued to a consultant, pursuant to an S8 registration statement, 3,500,000 of its common shares recorded at a cost of $0.05 per share.

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

Date: August 25, 2015

