Form 10-Q
period 2015-09-30
Solaris Power Cells, Inc.
filed 2015-11-16
CIK 1411730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 104,713,782 common shares issued and outstanding as at November 11, 2015.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim financial statements for the nine months ended September 30, 2015 includes all adjustments necessary in order to ensure that the unaudited condensed interim financial statements are not misleading.

Solaris Power Cells, Inc.

Condensed Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)

Assets
Current assets
Cash and cash equivalents	58,876	$65,580
Prepaid expense	81,332	-
Total current assets	140,208	65,580

Long term assets
Property and equipment, net	18,750	26,755
Total long term assets	18,750	26,755

Total assets	$158,958	$92,335

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$15,000	$18,101
Deferred compensation	57,368	112,368
Convertible notes payable, net of discount	20,098	-
Derivative liability	305,598	114,143
Total current liabilities	398,064	244,612

Long-term liabilities
Convertible note payable, net of discount	9,535	9,132
Total long-term liabilities	9,535	9,132

Total liabilities	407,599	253,744

Stockholders’ deficit
Common stock, $0.001 par value, 2,160,000,000 shares authorized; 100,213,782 and 71,286,683 shares issued and outstanding, as of June 30, 2015 and December 31, 2014	100,214	71,287
Additional paid in capital	5,289,745	4,288,501
Stock warrants	127,056	127,056
Accumulated deficit	(5,765,656)	(4,648,253)
Total stockholders’ deficit	(248,641)	(161,409)

Total liabilities and stockholders’ deficit	$158,958	$92,335

See accompanying notes to unaudited condensed financial statements

Solaris Power Cells, Inc.

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$162	$-	24,658	30,110

Cost of goods sold	50	-	18,175	27,520

Gross profit	111	-	6,483	2,590
Operating expenses
Consulting	30,914	5,797	825,624	159,964
Professional fees	3,574	17,674	22,945	77,122
Research and development	20,553	2,516	51,671	87,215
Travel and entertainment	6,714	6,539	23,836	25,644
Wages, taxes and employee benefits	-	114,729	-	345,178
General and administrative	21,875	19,505	80,198	76,613
Total operating expenses	83,629	166,760	1,004,274	771,736

Loss from operations	(83,519)	(166,760)	(997,792)	(769,146)

Other income (expense)
Interest income (expense)	10,000	1	-	11
Impairment of prepaid expense	-	(25,000)	-	(25,000)
Loss on disposal of equipment	-	(3,506)	-	(3,506)
Gain on extinguishment of debt	90,833	-	90,833	-
Amortization of debt discount	(32,968)	(2,131)	(49,645)	(2,131)
Derivative expense	(258,068)	(68,131)	(444,001)	(68,131)
Change in fair market value of derivative liability	152,809	17,713	283,201	17,713
Total other income (expense)	(37,394)	(81,054)	(119,612)	(81,044)

Net loss	$(120,913)	$(247,814)	$(1,117,404)	$(850,190)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding Basic and diluted	93,952,911	64,163,331	85,819,697	63,479,572

See accompanying notes to unaudited condensed financial statements

Solaris Power Cells, Inc.

Condensed Statements of Cash Flow

(unaudited)

	For the nine months ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,117,404)	$(850,190)
Adjustments to reconcile net loss to cash used in operating activities
Amortization of interest and OID fees	49,645	-
Change in fair market value of derivative liability	(283,201)	(17,713)
Debt discount amortization	-	2,131
Depreciation expense	8,005	8,947
Derivative expense	444,001	68,131
Gain on extinguishment of debt	(90,833)	-
Impairment of prepaid expense	-	25,000
Loss on disposal of equipment	-	3,506
Stock issued for compensation	778,770	154,167
(Increase) decrease in current assets
(Increase) decrease in prepaid expenses	-	4,164
(Increase) decrease in inventory	-	14,301
Increase (decrease) in current liabilities:
Increase in accounts payable and accrued liabilities	3,564	32,655
Net cash used in operating activities	(207,453)	(554,901)
Cash flows from investing activities
Purchase of property and equipment	-	(4,882)
Net cash used in investing activities	-	(4,882)
Cash flows from financing activities
Proceeds from the sale of common stock	75,750	400,000
Proceeds from sale of convertible debt	180,000	50,000
Payment of deferred compensation	(55,000)	-
Net cash provided by financing activities	200,750	450,000
Net decrease in cash and cash equivalents	(6,704)	(109,783)
Cash and cash equivalents, beginning balance	65,580	151,881
Cash and cash equivalents, ending balance	$58,876	$42,098

Supplementary information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$800	$-
Non cash investing and financing activity
Common stock issued for conversion of notes payable	$61,500	$-

See accompanying notes to unaudited condensed financial statements

Solaris Power Cells, Inc.

Notes to Unaudited Financial Statements

September 30, 2015

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Solaris Power Cells have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2014 and 2013 contained in the Company’s Form 10-K originally filed with the Securities and Exchange Commission on April 21, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for years ended December 31, 2014 and 2013 as reported in the Company’s Form 10-K have been omitted.

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

Property and equipment, net

Property and equipment are being depreciated over their estimated useful lives, 3 to 5 years, using the straight-line method of depreciation for book purposes. As of September 30, 2015, property and equipment consisted of the following:

	September 30, 2015	December 31, 2014

Office equipment	$9,894	$9,894
Furniture and fixtures	20,272	20,272
Computer equipment	5,488	5,488
Software	4,477	4,477
	40,131	40,131
Less: accumulated depreciation	(21,381)	(13,376)
Property and equipment, net	$18,750	$26,755

For the nine months ended September 30, 2015 and 2014, the Company recorded a depreciation expense of $8,005 and $8,947, respectively.

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended September 30, 2015, the Company incurred a net loss of $1,117,404, which included a deduction for derivative expenses of $444,001, consulting expense of $825,624 and as of the same date has an accumulated deficit of $5,765,656. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 –NOTES PAYABLE

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

On February 25, 2015, the lender advanced another $30,000 against the same note. The Company recorded an interest and original issue discount of $7,333 which is being amortized over the term of the note of 2 years from the date of advance. The Company calculated an initial derivative liability on the note of $211,197. Of this value, $30,000 was recorded as debt discount and is being amortized over the term of the note. The balance amount of $181,197 was recorded as derivative liability. This derivative liability was revalued and on September 30, 2015, the fair value of the derivative liability was $36,242. The change in derivative liability was charged to the income statement. During the three months period ended September 30, 2015, the note holder converted partial note. The Company issued 3,000,000 shares to the note holder for conversion of $11,500 of the total note. This note conversion reduced the derivative liability by $26,493. During the nine months ended September 30, 2015, the Company amortized $8,918 of debt discount and $2,180 of the original issue discount and interest.

On June 24, 2015, the same lender advanced an additional $50,000 against the note. The Company recorded an interest and original issue discount of $12,222 which is being amortized over the term of the note of 2 years from the date of advance. The Company calculated an initial derivative liability on the note of $99,211. $52,242 was recorded as debt discount and is being amortized over the term of the note.This derivative liability was revalued and on September 30, 2015, the fair value of the derivative liability was $87,241. The change in derivative liability was charged to the income statement. During the three months ended September 30, 2015, the Company amortized $8,020 of debt discount and $1,960 of the original issue discount and interest.

On May 26, 2015, the Company entered into another convertible note agreement for $110,000. Pursuant to the agreement, the Company is to receive $100,000 against the $110,000 note, after the original issue discount of $10,000. The lender advanced $50,000 at closing and altered the original issue discount to $6,000 plus legal fees of $5,000. The, Maturity Date of the note is May 26, 2016. The lender has the right, at any time after 90 days of the advance, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula. The conversion price is 40% of the lowest trade price in the 25 trading days immediately preceding the issuance date or 40% of lowest trading price during 25 days immediately prior to the conversion. A one-time Interest charge of 10% shall be applied to the principal sum. Since the note is not convertible until August 26, 2015, the Company did not record any derivative liability on the note at closing, but did so on August 24, 2015, in the amount of $140,532 and recorded $50,000 as debt discount and is being amortized over the term of the note. This derivative liability was revalued and on September 30, 2015, the fair value of the derivative liability was $102,234. The change in derivative liability was charged to the income statement. During the three months ended September 30, 2015, the Company amortized $6,703 of debt discount and $3,817 of the original issue discount and interest.

The Company entered into another convertible note agreement on June 9, 2015 for $250,000. Pursuant to the agreement, the Company shall receive $225,000 against the $250,000 note, after the original issue discount of $25,000. The maturity date of the note is 2 years from the date of each advance. The lender has the right, at any time after the advance, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula. The conversion price is the lesser of $0.05 or 55% of lowest trading price during 25 days immediately preceding the conversion date. A one-time Interest charge of 12% shall be applied to the principal sum. The lender advanced $50,000 at the closing of note. Pursuant to the terms of the note, the original issue discount amounted to $5,556. Since, the note did not have a conventional conversion feature and had a variable conversion price indexed to the market price, the conversion feature was separately valued and was recorded as a derivative liability. The Company calculated an initial derivative liability on the note of $168,325. Of this value, $50,000 was recorded as debt discount and is being amortized over the term of the note. The balance amount of $118,325 was recorded as derivative liability. This derivative liability was revalued and on September 30, 2015, the fair value of the derivative liability was $79,882. The change in derivative liability was charged to the income statement. During the nine months ended September 30, 2015, the Company amortized $6,301 of debt discount and $1,462 of the original issue discount and interest.

NOTE 5 – DEFERRED COMPENSATION

The Company owed $57,368 and $112,368 as of September 30, 2015 and December 31, 2014, respectively, to the officers and directors and an ex-officer for past due compensation. This amount is unsecured, non interest bearing and due on demand. During the nine months ended September 30, 2015 the Company repaid $55,000 of the debt owed to officers and directors.

NOTE 6 – EQUITY TRANSACTIONS

During the nine months ended September 30, 2015, the Company issued 3,477,000 common shares to fully convert a $50,000 convertible note payable.

During the nine months ended September 30, 2015, the Company sold 2,100,000 of its common restricted shares for a total consideration of $75,750.

During the nine months ended September 30, 2015, the Company issued 13,350,000 shares to various consultants for services rendered for an aggregate amount of $760,000.

On July 23, 2015, the Company issued 7,000,000 common shares to a consultant recorded at a cost of $0.014 per share for total consideration of $100,100.

On August 27 and September 28, 2015 the Company issued 1,000,000 and 2,000,000 shares to reduce a convertible note payable by $11,500 (See Note 4).

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2015 and September 30, 2014.

Revenues

We have limited operational history. We do not anticipate earning adequate revenues until we procure additional financing to manufacture and market our products. There is no assurance that we will earn adequate revenues or amounts that will enable us to continue as a going concern. During the nine months ended September 30, 2015 and September 30, 2014, we generated $24,658 and $30,110 from the sale of inventory and experimental items.

Expenses

Our operating expenses for the three months ended September 30. 2015 and 2014 were $83,629 and $166,760 respectively. The reduction of $83,131 or 50% was the result of managements’ decision to discontinue their salaries beyond December 31, 2014 minus additional costs attributed to the retention of outsourced consulting services and additional research and development on new products.

Operating expenses for the nine months ended September 30, 2015 were $1,004,274, including $778,770 of stock based compensation compared to $771,736 which included stock based compensation of $154,167. The increase in expenses was primarily the result of outsourcing consulting services to work on the development of our products.

Liquidity and Capital Resources

Working Capital as at September 30, 2015

	As of	As of
	September 30, 2015	December 31, 2014
Current Assets	$140,208	$65,580
Current Liabilities	$(398,064)	$(244,612)
Working Capital (Deficiency)	$(257,856)	$(179,032)

Our working capital deficiency increased from a deficiency of $179,032 to a working capital deficiency of $257,856 primarily as a result of continued operational costs, additional stock based payroll costs and ongoing research and development.

We have incurred operating losses since inception, and this is likely to continue in the foreseeable future. We require funds to enable us to address our minimum current and ongoing expenses.

Cash Flows

During the nine months ended September 30, 2015, we used net cash in operating activities in the amount of $207,453 compared to $554,901 for the nine months ended September 30, 2014. The reduction in cash used in the nine months ended September 30, 2015 compared to the same nine months in 2014, was primarily due to the reduction of cash paid for expenses associated with research and development, advertising, marketing, accounting, legal and wages.

Our cash provided by financing activities for the nine months ended September 30, 2015 decreased to $200,750 from $450,000 as the result of a reduction in the sales of common stock.

No cash was used for investing activities during the nine months ended September 30, 2015 as compared to $4,482 during the nine months ended September 30, 2014.

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

We have incurred cumulative net losses of $5,765,656 since July 27, 2007. We have not attained profitable operations. As of September 30, 2015 we had cash in the amount of $58,876. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report to our financial statements for the year ended December 31, 2014 that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between March 3, 2015 and June 22, 2015, the Company issued 3,477,000 common shares to liquidate a $50,000 convertible note payable.

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

On May 14, 2015, the Company issued, to a consultant, pursuant to an S8 registration statement, 3,500,000 of its common shares recorded at a cost of $0.05 per share.

On July 23, 2015, the Company issued, pursuant to a consulting agreement, 7,000,000 of its restricted common shares recorded at a cost of $0.014 per share. The agreement has a tenure of one year, so $81,331 was recorded as prepaid expense at September 30, 2015.

On August 27 and September 8, 2015, the Company issued 1,000,000 and 2,000,000 shares respectively, to reduce a convertible note by $11,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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

Date: November 16, 2015

