Form 10-Q/A
period 2015-09-30
Solaris Power Cells, Inc.
filed 2015-11-18
CIK 1411730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (the “10-Q Report”) is being filed solely to file Exhibit 101 XBRL interactive data files that were inadvertently omitted. This Amendment No. 1 does not otherwise change or update the disclosures set forth in the 10-Q Report as originally filed and does not otherwise reflect events occurring after the original filing of the 10-Q Report.

EXHIBIT INDEX

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

Date: November 18, 2015